Form 10QSB
period 1995-06-30
UNITED TRANS WESTERN INC
filed 1995-08-10
CIK 316600

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

[   ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 0-9249


                        UNITED TRANS-WESTERN, INC.
          (Exact name of registrant as specified in its charter)


                Delaware                                   75-1519286
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

               4809 Cole Avenue
                Suite 340
               Lock Box 120
               Dallas, Texas                                  75205
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:  (214) 526-1294


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

                    Yes     X                          No


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                    Outstanding at June 30, 1995
  Common Stock, $.01 par value                 8,425,944

                         UNITED TRANS-WESTERN, INC.



                                   INDEX

                                                            Page
                                                          --------
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Balance Sheet at June 30, 1995            3

           Condensed Statements of Operations for the
              Three and Six Months Ended June 30, 1995
              and 1994                                         4

          Condensed Statements of Cash Flows for
              the Six Months ended June 30, 1995 and 1994      5

          Note to Condensed Financial Statements               6

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations    6

PART II.  OTHER INFORMATION                                    7

     Items 1 through 6

SIGNATURE                                                      8


         UNITED TRANS-WESTERN, INC.
          Condensed Balance Sheet
               (Unaudited)
                                                          June 30
                                                           1995
                                                      --------------
Assets

Current asset - Cash                                         $732




Liabilities and Stockholders' Equity (Deficit)


Current liabilities
   Accounts payable and accrued expenses                      $72
   Accounts payable - affiliate                             3,000
   Current portion of long-term debt to shareholders      180,767
   Advances from shareholders                              41,613
   Accrued interest payable                                24,854
                Total current liabilities                 $250,30

Stockholders' equity (deficit)
   Common stock .01 par value; 50,000,000 shares
      authorized, 8,425,944 shares issued
      and outstanding                                      84,259
   Additional paid-in capital                           1,469,117
   Accumulated deficit                                 (1,802,950)
                Total stockholders' equity (deficit)     (249,574)
                                                          $   732

     See accompanying note to condensed financial statements.




         UNITED TRANS-WESTERN, INC.
     Condensed Statements of Operations
               (Unaudited)

                                     Six Months Ended      Three Months Ended
                                         June 30                June 30
                                    1995         1994      1995         1994
                                  ----------------------  ---------------------
Revenues                           $    -      $    -     $    -     $     -

General and administrative expenses  6,830      50,219      5,022      25,077

 Income (loss) from operations      (6,830)    (50,219)    (5,022)    (25,077)

Non-operating income (expense)
 Interest expense                   (9,756)     (9,281)    (4,956)    (4,500)
 Loss on sale of oil and gas
    properties                          -      (60,155)        -          -

        Net loss                  $(16,586)  $(119,655)   $(9,978)  $(29,577)

Net income (loss) per common
    and common equivalent share   $     -    $      -     $    -    $     -

Weighted average number of
    common shares outstanding    8,425,944    8,425,944  8,425,944  8,425,944


     See accompanying note to condensed financial statements





UNITED TRANS-WESTERN, INC.
Condensed Statements of Cash Flows
        (Unaudited)

                                                      Six Months Ended
                                                          June 30
                                                     1995          1994
                                                     ------------------------
Cash flows from operating activities:

Net income (loss)                                  $ (16,586)   $ (119,655)
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Decrease (increase) in accounts receivable          -        133,138
      Increase (decrease) in accounts payable and
          accrued expenses                             7,485       (40,011)

      Interest added to debt to shareholders           9,756         8,567
      Loss on sale of oil and gas properties              -         60,155
        Net cash provided by (used for)
           operating activities                          655        42,194

Cash flows from investing activities:
      Proceeds from sale of oil and gas properties, net   -        901,316
        Net cash provided by investing activities         -        901,316

Cash flows from financing activities:
      Repayments of long-term debt                        -      (1,136,208)
      Proceeds from shareholders                          -          15,500
        Net cash (used) for financing activities                 (1,120,708)

Net increase (decrease) in cash                           -        (177,198)

Cash at beginning of period                               77        178,809
Cash at end of period                               $    732     $    1,611

     See accompanying note to condensed financial statements.

                        UNITED TRANS-WESTERN, INC.



NOTE TO CONDENSED FINANCIAL STATEMENTS



The accompanying condensed financial statements and related note of United Trans-Western, Inc. are unaudited. However, in management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the six months ended June 30, 1995 have been made. Such statements are presented in accordance with the requirements for Form 10-QSB and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-KSB. Results of operations for the six months ended June 30, 1995 are not necessarily indicative of results for the full year of 1995.


ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

In January of 1994, the Company sold substantially all of its oil and gas properties in a transaction more fully described in the Company's Form 10-K for the year ended December 31, 1993 and the Information Statement to Stockholders dated January 5, 1994. As a result of the Company's inactivity since this transaction, the Company has no revenues from continuing operations for the six months ended June 30, 1995. The Company has been inactive since January, 1994 and the funds necessary to cover general and administrative expenses have come from loans from affiliates. General and administrative expenses for the six months ended June 30, 1995 are primarily related to completion of the property sale and filing the Company's annual Form 10-KSB.

The major shareholders of the Company are continuing to evaluate opportunities to best utilize the Company's structure in achieving their overall objectives. Until operations have been reestablished, the major shareholder's have agreed to continue to fund ongoing costs to maintain the viability of the Company.

                         UNITED TRANS-WESTERN, INC.
                                 PART II.
                             OTHER INFORMATION



Item 1 - Legal Proceedings

NONE

Item 2 - Changes in Securities

NONE

Item 3 - Defaults Upon Senior Securities

NONE

Item 4 - Submission of Matters to a Vote of Security Holders

NONE

Item 5 - Other Information

NONE

Item 6 - Exhibits and Reports on Form 8-K

NONE

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        UNITED TRANS-WESTERN, INC.


                             J. W. Brown
                        By:
                           ---------------------------------------------
                             J. W. Brown
                             President



August 10, 1995


                             Allison C. Hammond
                        By:
                           ---------------------------------------------
                             Allison C. Hammond
                             Treasurer, Secretary