Form 10QSB/A
period 1995-06-30
UNITED TRANS WESTERN INC
filed 1995-10-11
CIK 316600

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


                                      UNITED TRANS-WESTERN, INC.


                                      By:    J. W. Brown
                                             J. W. Brown
                                             President


   August 14, 1995



                                      By:    Allison C. Hammond
                                             Allison C. Hammond
                                             Treasurer, Secretary