Form 10QSB
period 1995-09-30
UNITED TRANS WESTERN INC
filed 1995-11-15
CIK 316600

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

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

               Class                     Outstanding at September 30, 1995
    Common Stock, $.01 par value                    8,425,944

                        UNITED TRANS-WESTERN, INC.



                                   INDEX

                                                                     Page

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Balance Sheet at September 30, 1995            3

              Condensed Statements of Operations for the Nine
              Months Ended September 30, 1995 and 1994                 4

              Condensed Statements of Cash Flows for the Nine
              Months ended September 31, 1995 and 1994                 5

              Note to Condensed Financial Statements                   6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            6

PART II.  OTHER INFORMATION                                            7

     Items 1 through 6

SIGNATURE                                                              8

              UNITED TRANS-WESTERN, INC.
              Condensed Balance Sheet


              (Unaudited)


                                                            September 30,
                                                              1995

                Assets




Current asset - Cash                                            $      157



Liabilities and Stockholders' Equity (Deficit)

Current liabilities
     Accounts payable - affiliate                                     3,000
     Current portion of long-term debt to shareholders              180,767
     Advances from shareholders                                      42,263
     Accrued interest payable                                        29,711
                  Total Current liabilities                     $   255,741

Stockholders' equity (deficit)
     Common stock, .01 par value: 50,000,000 shares authorized,
          8,425,944 shares issued and outstanding                    84,259
     Additional paid-in capital                                   1,469,117
     Accumulated deficit                                         (1,808,960)
                  Total stockholders' equity (deficit)             (255,584)
                                                                $       157

  See accompanying note to condensed financial statements.

          UNITED TRANS-WESTERN, INC.
          Condensed Statements of Operations


          (Unaudited)


                                      Nine Months Ended    Three Months Ended
                                          September 30,        September 30,
                                       1995       1994      1995         1994


Revenues                             $       -  $       -   $      -   $    -

General and administrative expenses      7,983    52,860       1,153    2,641

       Income (loss) from operations    (7,983)  (52,860)     (1,153)  (2,641)

Non-operating income (expense)

   Interest Expense                     (14,613) (13,781)     (4,857)  (4,500)
   Loss on sale of oil and
       gas properties                         -  (60,155)          -        -

           Net loss                  $ (22,596) $(126,796)   $ (6,010) $(7,141)

Net income (loss) per common and
  common equivalent share            $       -  $       -    $      -  $     -

Weighted average number of common
  shares outstanding                 8,425,944  8,425,944  8,425,944 8,425,944


See accompanying note to condensed financial statements

          UNITED TRANS-WESTERN, INC.
          Statements of Cash Flows


          (Unaudited)

                                                       Nine Months Ended
                                                       September 30,
                                                     1995           1994


Cash flows from operating activities:


Net Income (loss)                                    $  ( 22,596)$  (126,796)
Adjustments to reconcile net income to net cash provided by operating activities:

  Decrease (increase) in accounts receivable
        and other assets                                       -     133,138
  Increase (decrease) in accounts payable
        and accrued expenses                               7,408    ( 53,954)

  Interest added to debt to shareholders                  14,613      13,067
  Loss on sale of oil and gas properties                       -      60,155
     Net cash provided by (used for) operating activities   (575)     25,610

Cash flows from investing activities:
  Proceeds from sale of oil and gas properties, net            -     901,316
     Net cash provided by investing activities                 -     901,316

Cash flows from financing activities:
  Repayments of long-term debt                                 -  (1,136,208)
  Proceeds from shareholders                                   -      32,039
     Net cash (used) for financing activities                  -  (1,104,169)

Net increase (decrease) in cash                                -    (177,243)

Cash at beginning of period                                  732     178,809
Cash at end of period                                   $    157  $    1,566


See accompanying note to condensed financial statements

                        UNITED TRANS-WESTERN, INC.



NOTE TO CONDENSED FINANCIAL STATEMENTS



The accompanying condensed financial statements and related note of United Trans-Western, Inc. are unaudited. However, in management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the nine months ended September 30, 1995 have been made. Such statements are presented in accordance with the requirements for Form 10-QSB and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-KSB. Results of operations for the nine months ended September 30, 1995 are not necessarily indicative of results for the full year of 1995.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

In January of 1994, the Company sold substantially all of its oil and gas properties in a transaction more fully described in the Company's Form 10-K for the year ended December 31, 1993 and the Information Statement to Stockholders dated January 5, 1994. As a result of the Company's inactivity since thistransaction, the Company has no revenues from continuing operations for the nine months ended September 30, 1995. The Company has been inactive since January, 1994 and the funds necessary to cover general and administrative expenses have come from loans from affiliates. General and administrative expenses for the nine months ended September 30, 1995 are primarily related to completion of the property sale and the Company's annual audit.

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

NONE
                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             UNITED TRANS-WESTERN, INC.


                                   J. W. Brown
                                By:
                                   J. W. Brown
                                   President



November 14, 1995


                                   Allison C. Hammond

                                   Allison C. Hammond
                                   Treasurer, Secretary