Form 10KSB
period 1995-12-31
UNITED TRANS WESTERN INC
filed 1996-04-16
CIK 316600

FORM 10-KSB

                SECURITY AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

  X       Annual Report pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934
           For the fiscal year ended December 31, 1995.
                                OR
          Transition Report pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934.

                    Commission File No. 0-9249

                    UNITED TRANS-WESTERN, INC.
      (Exact name of registrant as specified in its charter)

                 Delaware                    75-1519286
          (State of other jurisdiction of               (I.R.S. Employer
           incorporated or organization)               Identification No.)

                 4809 Cole Avenue
                     Suite 340
                   Dallas, Texas                    75205
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (214) 526-1294

   Securities registered pursuant to Section 12(b) of the Act:
                               None

   Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $0.01 Par Value
                         (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements of the past 90 days.

                         YES   X        NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.

                         YES   X        NO

     The registrant's revenues for its most recent fiscal year were zero.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is not presently determinable. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters."

     The number of shares outstanding of each of the registrant's classes of common stock, as of March 26, 1996, was 8,425,944 shares of common stock.

     Transactional Small Business Disclosure Format (check one):

                         YES   X        NO


                              PART I



Item 1.   Description of Business

Development of Business

     The Company emerged from bankruptcy in August 1986 and was actively engaged in the business of acquiring and developing oil and gas properties until January 1994, when it sold all of its remaining oil and gas properties. The proceeds from the property sale were used to repay all of the Company's bank debt and a significant portion of its indebtedness to affiliates.

Business Activity

     At present, the Company is not engaged in any business. Management continues to evaluate opportunities for building oil and gas revenues and reserves. The Company intends to attempt to grow by acquiring oil and gas properties through the issuance of equity or by arranging third party financing, or by a combination of both. There is no assurance, however, that the Company will identify any desirable acquisition or that the Company will be able to complete any acquisition on acceptable terms.

     The Company does not have any paid employees at present.


Item 2.   Properties


Corporate Headquarters

     The Company's corporate headquarters are currently located in 1,487 square feet of leased office space in Dallas, Texas. The space is leased by PremierCap Ltd., an affiliate of the Company ("Premier"), but the Company shares this space with Premier based upon an informal overhead allocation arrangement between the Company and Premier. The Company's allocation is currently 30 percent of this office space, or approximately 446 square feet. To date, Premier has not charged the Company for the use of this office space.
(See "Item 13. Certain Relationships and Related Transactions.")


Oil and Gas Properties

     The Company does not own or lease at present, and has not owned or leased since January 1994, any oil and gas properties.


Item 3.   Legal Proceedings

     There are no material pending, or to the Company's knowledge, threatened lawsuits against the Company requiring disclosure under this Item 3.


Item 4.   Submissions of Matters to a Vote of Security Holders

     During the fourth quarter of the year ended December 31, 1995, no matters were submitted to a vote of security holders through solicitation of proxies or otherwise.



                             PART II


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

     The Company is not aware of any public market for its common stock nor of any quotations for its stock and no assurances can be given that a viable trading market will develop. As of March 26, 1996, there were approximately 908 record holders of common stock of the Company. The Company has not paid dividends on its common stock and Board of Directors presently intends to continue a policy of retaining any earnings for use in the Company's operations.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     The Company has been inactive since January 1994 and the funds necessary to cover its general and administrative costs have come from loans from affiliates. As stated under "Item 1. Description of Business-Business Activity," the Company intends to attempt to identify and acquire oil and gas properties or other assets. However, any such attempt will require that the Company obtain financing through the issuance of securities, or by arranging third party financing, or a combination of both. There are no assurances that the Company will identify any desirable acquisition or that the Company will have access to funding to complete any acquisition. Until such an acquisition and funding is consummated, management anticipates that funding of the Company's continuing general and administrative costs will continue to come from loans from affiliates.




Management's Discussion and Analysis

     In January 1994, the Company completed the sale of all of its remaining oil and gas properties to Premier. Details of the sale were included in an Information Statement mailed to Stockholders and filed with the Securities and Exchange Commission on January 6, 1994, which Information Statement is incorporated by reference herein. Proceeds from the sale were applied to reduce outstanding debt. This sale left the Company with no oil and gas properties or other productive assets. Since that sale, for the remainder of 1994 and for all of 1995, management of the Company has investigated several acquisition opportunities, but to date no acquisition has been consummated.

     As a result of Company's operational inactivity for all of 1995, the Company did not have any operating revenues in 1995. It did, however, incur the ongoing general and administrative expenses necessary for the Company to maintain its corporate existence and status as a going concern, resulting in a loss in 1995. Since the Company does not at present have any operations with which to generate revenues to offset continuing general and administrative expenses, management expects the Company's losses to continue for the foreseeable future.

Item 7.   Financial Statements

     The Financial statements filed herewith begin of page F-1 hereof.

                   INDEPENDENT AUDITOR'S REPORT


The Board of Directors
United Trans-Western, Inc.

We have audited the accompanying balance sheet of United Trans-Western, Inc. as of December 31, 1995, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Trans-Western, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, in January 1994 the Company sold substantially all of its oil and gas properties. Subsequent to the sale, the Company is without significant assets or business operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans for the Company are discussed in Note 2(d). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






HEIN + ASSOCIATES LLP

Dallas, Texas
March 31, 1996
                    UNITED TRANS-WESTERN, INC.


                          BALANCE SHEET

                        December 31, 1995

                              ASSET


Current Asset:
     Cash                                                     $           60


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities:
    Accounts payable and accrued expenses                     $        5,991
    Interest payable to related parties                               34,536
    Current portion of long-term debt due stockholders               180,767

          Total Current Liabilities                                  221,294


Notes Payable to Stockholders                                         42,763

Stockholders' Deficit:
     Common stock, $.01 par value; 50,000,000 shares
     authorized, 8,425,944 shares issued and outstanding              84,259
     Additional paid-in capital                                    1,469,117
     Accumulated deficit from August 29, 1986                     (1,817,373)

          Total Stockholders' Deficit                               (263,997)

          Total Liabilities and Stockholders' Deficit         $           60



                        UNITED TRANS-WESTERN, INC.

                         STATEMENTS OF OPERATIONS

                  Years ended December 31, 1995 and 1994



                                                      1995         1994


Revenues                                        $          -   $           -

Costs and Expenses:
     General and administrative                       11,571          54,864
     Interest expense, net                            19,438          15,810
     Loss on sale of property and equipment                -          60,155
               Total Costs and Expenses               31,009         130,829

Net Loss                                        $    (31,009)  $    (130,829)

Net Loss Per Share                              $          -   $       (0.02)

Weighted Average Number of Common
Shares Outstanding                                 8,425,944       8,425,944







                        UNITED TRANS-WESTERN, INC.

              STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

      For the Period from January 1, 1994 through December 31, 1995

                                           Additional
                          Common Stock      Paid-in    Accumulated
                      Shares       Amount   Capital      Deficit    Total


Balance,
January 1, 1994     8,425,944   $  84,259  $1,469,117 $(1,655,535) $ (102,159)

Net loss                    -           -           -    (130,829)    (130,829)

Balance,
December 31, 1994   8,425,944      84,259   1,469,117  (1,786,364)   (232,988)

Net loss                    -           -           -     (31,009)    (31,009)

Balance,
December 31, 1995   8,425,944   $  84,259 $ 1,469,117 $(1,817,373) $ (263,997)






                    UNITED TRANS-WESTERN, INC.

                     STATEMENTS OF CASH FLOWS

              Years ended December 31, 1995 and 1994


                                                   1995           1994


Cash Flows From Operating Activities:
     Net loss                                $   (31,009)  $   (130,829)
     Adjustments to reconcile net loss to net
       cash from operating activities:
         Loss on sale of property and equipment        -         60,155
         Change in accounts payable and
           accrued expenses                       21,021        (57,565)
           Net cash used in operating activities  (9,988)      (128,239)

Cash Flows From Investing Activities -
     Proceeds from sale of oil and gas properties      -      1,052,923

Cash Flows From Financing Activities:
     Proceeds from notes payable to stockholders   9,971         32,792
     Repayments of long-term debt                      -     (1,136,208)
            Net cash provided by financing
               activities                          9,971     (1,103,416)

Net Decrease in cash                                 (17)      (178,732)
Cash at Beginning of Year                             77        178,809
Cash at End of Year                        $          60  $          77

Supplemental Information:
     Cash paid for interest                $           -  $         596

                           UNITED TRANS-WESTERN, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   General

     United Trans-Western, Inc. (the "Company") emerged from bankruptcy on
     August 29, 1986.  The     Company is incorporated in Delaware and until
     January 1994 was engaged in oil and gas producing activities. At December 31, 1993, Golodetz Corporation ("Golodetz") and certain of its affiliates owned 83% of the common stock of the Company. A substantial majority of these shares were sold to another party in January 1994 at which time the Company also sold all of its oil and gas properties and paid most of its liabilities (see Note 3).

2.    Summary of Significant Accounting Policies

      (a)  Income Taxes

           Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial andincome tax reporting bases of assets and liabilities. The deferred tax assets andliabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

      (b)  Statements of Cash Flows

           For purposes of the statement of cash flows, the Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash equivalents.

      (c)  Net loss Per Common Share

           Net loss per common share has been computed based upon the weighted average number of common shares outstanding during each year.

      (d)  Going Concern

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
           Note 3, in January 1994 the Company sold substantially all of its oil and gas properties. Subsequent to the sale, the Company has been without significant assets or business operations, which raises substantial doubt about its ability to continue as a going concern. Management intends to attempt to acquire oil and gas properties by issuing Company stock or by arranging financing with third parties in order to return the Company to the status of an operating business concern.

      (e)  Use of Estimates

           The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                          UNITED TRANS-WESTERN, INC.

                        NOTES TO FINANCIAL STATEMENTS


3.    Sale of Properties and Debt Repayment

      In January 1994, the Company sold substantially all of its oil and gas properties for net proceeds of approximately $1,052,000. The sale price was $1,300,000 less an adjustment for the effect of production after the effective date of July 1, 1993. The properties were sold to PremierCap, Ltd. (Premier), which also purchased a substantial majority of the common stock owned by Golodetz and its affiliates. The properties were in turn sold by Premier to a former president and director of the Company. The proceeds from the property sale were used to repay the note payable to Comerica Bank, Texas and all but approximately $180,000 of the notes payable to Golodetz and its affiliates. The remaining balance due Golodetz and its affiliates was acquired by Premier subsequent to the sale of properties. A portion of the debt was subsequently assigned by Premier to another principal stockholder.

4.    Notes Payable and Long-Term Debt

      The Company has $180,767 of notes payable due its two major stockholders as of December 31, 1995, which bears interest at the prime rate, 8.5% at December 31, 1995, and was due September 1, 1994. The debt is currently past due. In addition, the Company has a total of $42,763 of notes payable at December 31, 1995 to its two major stockholders, which arose from advances the stockholders have made to pay expenses of the Company. The notes bear interest at the prime rate plus 1% and are due February 1, 1997. Payments of prinicpal and interest prior to the maturity date, are due only from positive cash flows, if any.

5.    Income Taxes

      The Company had substantial Federal income tax net operating loss carryforwards, statutory depletion carryforwards and investment tax credit carryforwards available at December 31, 1995. However, following a change in control of the Company in January 1994, use of the carryforwards were severely limited. Net operating loss carryforwards subsequent to the change in control, which may be applied to offset future taxable income, amounted to approximately $81,000 at December 31, 1995 and will expire in 2010.

     The components of the Company's deferred tax assets and liabilities at December 31, 1995 and 1994 were as follows:

                                                         December 31
                                                   1995              1994

     Deferred tax asset - net operating loss
       carryforward                           $    27,000       $   15,000
     Less valuation allowance                     (27,000)         (15,000)
     Net deferred tax                         $         -       $        -




                          UNITED TRANS-WESTERN, INC.

                        NOTES TO FINANCIAL STATEMENTS


6.    Fair Value of Financial Instruments

      The Company's financial instruments include notes payable to stockholders. The Company has estimated the fair value of the notes payable based on expected cash flows and believes the fair value approximates the carrying value.

7.    Supplementary Disclosures About Oil and Gas Producing Properties
      (Unaudited)

      The Company sold all of its oil and gas properties in January, 1994 and had no oil and gas activity during 1995 or 1994.

      The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the year ended December 31, 1994:

      Amount at beginning of year                  $     1,647,900
      Sales of reserves in place                        (1,647,900)
      Amount at the end of year                    $             -






Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     For the fiscal year ended December 31, 1995, there were no disagreements between the Company and Hein + Associates LLP on matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein + Associates LLP would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.



                             PART III



Item 9.   Directors and Executive Officers of the Registrant


     The following table sets forth certain information as of April 13, 1994, concerning the directors and executive officers of the Company:

           Name                     Age                Position

     Steven E. Collier               44       Chairman of the Board and Chief
                                              Executive Officer

     J. W. Brown                     49       President and Director

     John L. Faulkinberry            48       Vice President

     Allison C. Hammond              34       Chief Financial Officer,
                                              Treasurer and Secretary

     Shelia Penn                     52       Assistant Secretary

     David W. Pruitt                 50       Director


     Each director serves until the next annual meeting of stockholders and until his successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors.

     Steven E. Collier has served as an officer and director of the Company since April 1994. Mr. Collier joined Cap Rock Electric Cooperative, Inc. in 1988 and serves as Vice President of Cap Rock in charge of energy resources and government affairs and as President and Chief Executive Officer of New West Resources, Inc., Cap Rock's unregulated subsidiary.

     J. W. Brown has served as a director and officer of the Company since January 1994. Mr. Brown is the founder of Premier Capital, Ltd, a Texas limited partnership, and its affiliate, Premier, a Texas limited liability company, both of which are engaged in providing investment banking services to the energy industry. Mr. Brown has served as the General Partner of Premier Capital, Ltd. since its inception in August 1991 and has served as a Manager of Premier since its formation in March 1993. From January 1989 to August 1991, Mr. Brown was a principal in Wes-Al Capital Corp., an energy investment banking firm, and prior to that he was with Kirkpatrick Energy Associates, Inc. from January 1987 to January 1989.

     John L. Faulkinberry has served as an officer of the Company since January 1994. From December 1991 to June 1992, Mr. Faulkinberry acted as a consultant to Premier Capital, Ltd. and became a limited partner in July 1992. He has also been a Manager of Premier since its formation in March 1993. He left Premier in March 95 to work for Araxas Exploration, Inc. From December 1989 to December 1991, he was a Vice President and director of Paramount Petroleum Co. Prior to joining Paramount, he was Vice President of Mewbourne Oil Company.

     Allison C. Hammond has served as an officer of the Company since
April 1994. Mrs. Hammond joined New West Resources, Inc. in 1993 and serves as Project Manager-Finance and Acquisitions. Prior to joining New West Resources, Inc., Mrs. Hammond served as Director of Finance for Edgar Electric Cooperative Association from 1990 to 1993 and Director of Finance and Administration of Coles-Moultrie Electric Cooperative Association from 1989 to 1990.

     Shelia Penn has served as an officer of the Company since April 1994. Mrs. Penn also serves as administrative assistant to the General Partner of Premier Capital, Ltd.

     David W. Pruitt has served as a director of the Company since April 1994. Mr. Pruitt joined Cap Rock Electric Cooperative, Inc. in 1985 and has served as President and Chief Executive Officer of Cap Rock since 1987.


Item 10.  Executive Compensation.

     No officer or director received any compensation from the Company. The Company has no formal employment agreement with any of its officers or directors, and has no retirement, profit sharing, pension or insurance plans covering them. No officer received any bonus, restricted stock award, options or stock appreciation rights, long-term incentive plan payouts, insurance or other benefits from the Company.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information indicating the Common Stock beneficially owned as of March 26, 1996, by each director, by all officers and directors as a group and by each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock:

                                 Amount and Nature of              Percent of
Name and Address                 Beneficial Ownership (1) (2)         Class

Steven E. Collier                        4,719,361    (3)              56%

J. W. Brown                                736,561                   8.74%

David W. Pruitt                          4,719,361    (4)              56%

John L. Faulkinberry                       736,561                   8.74%

All Directors and
officers as a group (6 persons)          6,192,483                  73.48%

New West Resources Inc.                  4,719,361                     56%

Golodetz Finance (U.K.) Ltd.               698,715                   8.29%



(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or to direct the disposition) with respect to a security whether through any arrangement, understanding, relationship or otherwise.

(2) Except as otherwise indicated, the named person has sole voting and investment power with respect to the Common Stock set forth opposite his name.

(3) Shared voting and investment power as result of being an officer of New West Resources, Inc.

(4) Shared voting and investment power as a result of being a director of New West Resources, Inc.



Item 12.  Certain Relationships and Related Transactions.

     In 1993, the Company exchanged 4,044,193 shares of its common stock for $808,168 in debt owed to Golodetz Corporation, Golodetz Trading Corp., Trans-Texas Well Service, Inc. and Golodetz Finance (U.K.) Ltd. Prior to the exchange, Golodetz Corporation owned 67.3 percent of the common stock of the Company. After the exchange, Golodetz Corporation owned directly and indirectly 40.39 percent of the common stock of the Company and Golodetz Finance (U.K.) Ltd., an indirect subsidiary of Golodetz Corporation with independent voting and investment powers, owned 42.59 percent of the Company's common stock.

     In January 1994, Premier acquired all of the shares of common stock of the Company owned by Golodetz Corporation, Trans-Texas Well Service, Inc. and Golodetz Trading Corp. and 2,889,702 of the shares of common stock of the Company owned by Golodetz Finance (U.K.) Ltd., as well as all remaining indebtedness owed to them by the Company. In April 1994, Premier sold 4,719,361 shares of common stock of the Company to NWR and transferred seventy-five percent of the indebtedness it acquired to NWR. See "Item 1. Significant Subsequent Events."


                             PART IV


Item 13.  Exhibits and Reports on Form  8-K.

    (a) The following documents are filed as a part of this Annual Report on Form 10-K:

     3.   Exhibits required to be filed by Item 601 of Regulation S-K.

     3.1 Certificate of Incorporation of the Company annexed as Exhibit B to the Information Statement for the Annual Meeting of Stockholders held May 31, 1989 and incorporated herein by reference.

     3.2 Bylaws of the Company annexed as Exhibit B to the Information Statement for the Annual Meeting of Stockholders held May 31, 1989 and incorporated herein by reference.

    10.1 Purchase and Sale Agreement dated November 15, 1993 relating to the sale of the Company's oil and gas properties, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 17, 1994 and incorporated herein by reference.

    16.1 Letter of KPMG Peat Marwick regarding dismissal as the Company's certifying accountant, filed as Exhibit 16.1 to Amendment No. 1 to the Company's Current Report on Form 8-K dated February 10, 1994, and incorporated herein by reference.

     (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                            SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 1996.


                              UNITED TRANS-WESTERN, INC.
                              (Registrant)



                              By:/S/ J. W. Brown
                                   J. W. Brown
                                   President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.


Name                          Capacities                        Date



/s/ Steven E. Collier         Chief Executive Officer         4/15/96
    Steven E. Collier         and Chairman of the
                              Board of Directors

/S/ J. W. Brown               Chairman of the Board           4/15/96
    J. W. Brown               and President

/S/ Allison C. Hammond        Principal Financial Officer,    4/15/96
    Allison C. Hammond        Treasurer and Secretary


                        INDEX TO EXHIBITS


Exhibit No.


     3.1 Certificate of Incorporation of United Trans-Western, Inc. annexed as Exhibit B to the Information Statement for the Annual Meeting of Stockholders held May 31, 1989 and incorporated herein by reference.

     3.2 Bylaws of United Trans-Western, Inc. annexed as Exhibit B to the Information Statement for the Annual Meeting of Stockholders held May 31, 1989 and incorporated herein by reference.

    10.1 Purchase and Sale Agreement dated November 15, 1993 relating to the sale of the Company's oil and gas properties, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated
             February 17, 1994 and incorporated herein by reference.

    16.1 Letter of KPMG Peat Marwick regarding dismissal as the Company's certifying accountant, filed as Exhibit 16.1 to Amendment No. 1 to the Company's Current Report on form 8-K dated
             February 10, 1994, and incorporated herein by reference.