Form 10QSB
period 1996-03-31
UNITED TRANS WESTERN INC
filed 1996-08-02
CIK 316600

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
         SECURITY EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[ ]      TRANSACTION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-9249

UNITED TRANS-WESTERN, INC.
(Exact name of registrant as specified in its charter)

Delaware                                                    75-1519286
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

500 West Wall
Suite 400
Midland, Texas                                              79701
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (915) 683-5422

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements of the past 90 days.

Yes [X]                                    No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

Class:  Common Stock, $.01 par value
Outstanding at March 31, 1996:  8,425,944 shares

UNITED TRANS-WESTERN, INC.


INDEX


PART I.                   FINANCIAL INFORMATION                              PAGE
     Item 1.     Financial statements

                 Condensed Balance Sheet at March 31, 1996                    3

                 Condensed Statements of Operations for the
                 Three Months Ended March 31, 1996 and 1995                   4

                 Condensed Statements of Cash Flows for the
                 Three Months Ended March 31, 1996 and 1995                   5

                 Note to Condensed Financial Statements                       6

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                6

PART II.         OTHER INFORMATION

     Items 1 through 6                                                        7

SIGNATURES                                                                    8

UNITED TRANS-WESTERN, INC.
Condensed Balance Sheet
(Unaudited)

                                                                     March 31, 1996
ASSETS
Current Assets:

     Cash                                                             $       196

                 Total Current Assets                                 $       196


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities

     Accounts payable and accrued expenses                            $      6929
     Current portion of long-term debt to shareholders                     180767
     Advances from shareholders                                             43413
     Accrued interest payable                                               39253

                 Total Current Liabilities                            $    270362

     Commitments and Contingencies                                              -

     Stockholder's Equity (Deficit)

     Common stock, .01 par value:  50,000,000 shares
     authorized, 8,425,944 shares issued and outstanding
     at March 31, 1996                                                $     84259
     Additional paid-in capital                                           1469117
     Accumulated deficit                                                 (1823543)

                 Total Stockholder's Equity (Deficit)                     (270166)

                 Total Liabilities and Stockholder's Equity
                 (Deficit)                                            $       196

     See accompanying note to condensed financial statements.

UNITED TRANS-WESTERN, INC.
Condensed Statements of Operations
(Unaudited)


                                                                            Three Months Ended
                                                                                 March 31,


                                                                          1996                1995
Oil and Gas Revenues                                                     $   -               $   -

Operating Costs and Expenses:

     General and Administrative                                            1452                1808


                 Income (loss) from Operations                            (1452)              (1808)

Nonoperating Income (Expense)

     Interest Expense                                                     (4717)              (4800)
     Other Income                                                            -                   -
     Loss on sale of oil and gas properties                                  -                   -
                 Total                                                    (4717)              (4800)

                 Net Income (Loss)                                       $(6169)             $(6608)


Net Income (Loss) per Common and Common Equivalent
Share                                                                  $(  0.00)           $(  0.00)

Weighted Average number of Common Shares
Outstanding                                                             8425944             8425944

UNITED TRANS-WESTERN, INC.
Statement of Cash Flows
(Unaudited)


                                                                             Three Months Ended
                                                                                  March 31,

                                                                           1996                1995
Cash Flows From Operating Activities:

Net Income (Loss)                                                        $ (6169)            $ (6608)

Adjustments to reconcile net income to net cash provided
by operating activities:
     Depreciation, Depletion and Amortization                                 -                   -
     Decrease (Increase) in accounts receivable and
     other assets                                                             -                   -
     Increase (Decrease) in accounts payable and
     accrued expenses                                                        938                1817
     Interest added to debt to shareholders                                 4717                4800

                 Net Cash provided by (used for) operating                  (514)                  9


Cash Flow From Investing Activities:

     Acquisition of oil and gas properties                                    -                   -
     Proceeds from sale of oil and gas properties                             -                   -

                 Net cash provided by (used for) investing                    -                   -


Cash Flow From Financing Activities:

     Proceeds from Shareholders                                              650                  -

                 Net Cash used for Financing Activities                      650                  -

Net Increase (Decrease) in cash                                              136                   9
Cash at Beginning of Period                                                   60                  77

Cash at end of Period                                                    $   196            $     86

UNITED TRANS-WESTERN, INC.

NOTE TO CONDENSED FINANCIAL STATEMENTS



The accompanying condensed financial statements and related note of United Trans-Western, Inc. are unaudited. However, in management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the three months ended March 31, 1996 have been made. Such statements are presented in accordance with the requirements for Form 10-QSB and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-KSB, Results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the full year of 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

In January of 1994, the Company sold substantially all of its oil and gas properties in a transaction more fully described in the Company's Form 10-K for the year ended December 31, 1993 and the Information Statement to Stockholders dated January 5, 1994. As a result of the Company's inactivity since this transaction, the Company has no revenues from continuing operation for the three months ended March 31, 1996. The Company has been inactive since January, 1994 and the funds necessary to cover general and administrative expenses have come from loans from affiliates. General and administrative expenses for the three months ended March 31, 1996 are primarily related to the Company's annual audit and accounting activities.

The major shareholders of the Company are continuing to evaluate opportunities to best utilize the Company's structure in achieving their overall objectives. Until operations have been reestablished, the major shareholders have agreed to continue to fund ongoing costs to maintain the viability of the Company.

UNITED TRANS-WESTERN, INC.
PART II,
OTHER INFORMATION

Item 1 - Legal Proceedings
         none

Item 2 - Changes in Securities
         none

Item 3 - Defaults Upon Senior Securities none

Item 4 - Submission of Matters to a Vote of Security Holders none

Item 5 - Other Information
         none

Item 6 - Exhibits and Reports of Form 8-K none

UNITED TRANS-WESTERN, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



July 30, 1996


UNITED TRANS-WESTERN, INC.




BY:      /S/ David W. Pruitt

         David W. Pruitt
         President


BY:      /S/ John D. Parker

         John D. Parker
         Treasurer, Secretary

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
- - - -------                          -----------

   27            Financial Data Schedule