Form 10QSB
period 1996-06-30
UNITED TRANS WESTERN INC
filed 1996-10-25
CIK 316600

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
         SECURITY EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                           Yes [X]           No[ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

Class:  Common Stock, $.01 par value
Outstanding at June 30, 1996:  8,425,944 shares

                           UNITED TRANS-WESTERN, INC.


                                    INDEX


PART I.                   FINANCIAL INFORMATION                              PAGE
         Item 1.          Financial statements

                          Condensed Balance Sheet at June 30, 1996           3

                          Condensed Statements of Operations for the
                          Three and Six Months Ended June 30, 1996
                          and 1995                                           4

                          Condensed Statements of Cash Flows for the
                          Six Months Ended June 30, 1996 and 1995            5

                          Note to Condensed Financial Statements             6

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operations      6

PART II.                  OTHER INFORMATION

         Items 1 through 6                                                   7

SIGNATURES                                                                   8

                          UNITED TRANS-WESTERN, INC.
                           Condensed Balance Sheet
                                 (Unaudited)

                                                                    June 30, 1996
                                                                    -------------
ASSETS

Current Assets:

         Cash                                                       $        82

                 Total Current Assets                               $        82


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities

         Accounts payable and accrued expenses                      $      9429
         Current portion of long-term debt to shareholders               180767
         Advances from shareholders                                       43413
         Accrued interest payable                                         43985

                 Total Current Liabilities                          $    277594

Commitments and Contingencies                                                 -

Stockholder's Equity (Deficit)

         Common stock, .01 par value:  50,000,000 shares
         authorized, 8,425,944 shares issued and outstanding
         at June 30, 1996                                           $     84259
         Additional paid-in capital                                     1469117
         Accumulated deficit                                           (1830888)

                 Total Stockholder's Equity (Deficit)                   (277512)

                 Total Liabilities and Stockholder's Equity
                 (Deficit)                                          $        82

           See accompanying note to condensed financial statements.

                          UNITED TRANS-WESTERN, INC.
                      Condensed Statements of Operations
                                 (Unaudited)


                                                    Six Months Ended                 Three Months Ended
                                                        June 30,                          June 30,
                                                   ---------------------            ----------------------
                                                     1996         1995                1996          1995
                                                   --------     --------            --------      --------
Oil and Gas Revenues                               $   -           $    -           $    -            $   -

Operating Costs and Expenses:

  General and Administrative                        4066             6830             2614             5022

         Income (loss) from Operations             (4066)           (6830)           (2614)           (5022)

Nonoperating Income (Expense)

  Interest Expense                                 (9449)           (9756)           (4732)           (4956)
  Other Income                                         -                -                -                -
  Loss on sale of oil and gas properties               -                -                -                -
         Total                                     (9449)           (9756)           (4732)           (4956)

         Net Income (Loss)                        (13515)          (16586)           (7346)           (9978)


Net Income (Loss) per Common and
Common Equivalent Share                            (0.00)           (0.00)           (0.00)           (0.00)

Weighted Average number of Common
Shares Outstanding                               8425944          8425944          8425944          8425944

                          UNITED TRANS-WESTERN, INC.
                           Statement of Cash Flows
                                 (Unaudited)


                                                                            Six Months Ended
                                                                                June 30,
                                                                   ----------------------------------
                                                                      1996                    1995
                                                                   ----------              ----------
Cash Flows From Operating Activities:

Net Income (Loss)                                                   $(13515)                  $(16586)

Adjustments to reconcile net income to net cash provided
by operating activities:
         Depreciation, Depletion and Amortization                         -                         -
         Decrease (Increase) in accounts receivable and
         other assets                                                     -                         -
         Increase (Decrease) in accounts payable and
         accrued expenses                                              3438                      1817
         Interest added to debt to shareholders                        9449                      4800

                 Net Cash provided by (used for) operating             (628)                        9


Cash Flow From Investing Activities:

         Acquisition of oil and gas properties                            -                         -
         Proceeds from sale of oil and gas properties                     -                         -

                 Net cash provided by (used for) investing                -                         -


Cash Flow From Financing Activities:

         Proceeds from Shareholders                                     650                         -

                 Net Cash used for Financing Activities                 650                         -

Net Increase (Decrease) in cash                                          22                         9

Cash at Beginning of Period                                              60                        77

Cash at end of Period                                                    82                        86

UNITED TRANS-WESTERN, INC.

NOTE TO CONDENSED FINANCIAL STATEMENTS



The accompanying condensed financial statements and related note of United Trans-Western, Inc. are unaudited. However, in management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the six months ended June 30, 1996 have been made. Such statements are presented in accordance with the requirements for Form 10-QSB and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-KSB, Results of operations for the six months ended June 30, 1996 are not necessarily indicative of results for the full year of 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

In January of 1994, the Company sold substantially all of its oil and gas properties in a transaction more fully described in the Company's Form 10-K for the year ended December 31, 1993 and the Information Statement to Stockholders dated January 5, 1994. As a result of the Company's inactivity since this transaction, the Company has no revenues from continuing operation for the six months ended June 30, 1996. The Company has been inactive since January, 1994 and the funds necessary to cover general and administrative expenses have come from loans from affiliates. General and administrative expenses for the six months ended June 30, 1996 are primarily related to the Company's annual audit and accounting activities.

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



October 22, 1996


UNITED TRANS-WESTERN, INC.




BY:      /s/ David W. Pruitt

         David W. Pruitt
         President


BY:      /s/ John D. Parker

         John D. Parker
         Treasurer, Secretary

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
