Form 10KSB
period 1996-12-31
UNITED TRANS WESTERN INC
filed 1997-04-01
CIK 316600

FORM 10-KSB

                 SECURITY AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

 X   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the fiscal year ended December 31, 1996.
                                OR
     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is not presently determinable. See "Item 5. Market for Registrant's Common Stock and Refitted Stockholder Matters."

     The number of shares outstanding of each of the registrant's classes of common stock, as of March 14, 1997, was 8,698,842 shares of common stock.

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

Business Activity

     The Company is engaged, through its Hong Kong based subsidiary and in conjunction with two other parties, in negotiations with Huayang Petroleum Exploration and Development Corporation ("HYPC") for rights to enhance and develop seven existing Chinese oil fields in Jiangsu Province, China.
As negotiations continue, it is anticipated that the Company will attempt to involve one or more experienced oil and gas exploration and production companies to perform field operations and to provide project financing. There is no assurance that the negotiations with HYPC will be successful or that the Company will be able to locate and engage an appropriate industry participant to provide the necessary field operations and project financing.

     Except for the negotiations with HYPC, the Company is not engaged at present in any business activities. Management, however, continues to look for opportunities to grow the Company. In this regard, it is anticipated that the Company will grow, at least initially, by acquiring assets, properties and businesses through the issuance of equity or by arranging third party financing, or by a combination of both. There is no assurance, however, that the Company will identify any desirable acquisition or that the Company will be able to complete any acquisition on acceptable terms.

     The Company does not have any paid employees at present.


Item 2.   Properties

Corporate Headquarters

     The Company's corporate headquarters are currently located in 1,487 square feet of leased office space in Dallas, Texas. The space is leased by PremierCap Ltd. an affiliate of the President of the Company ("Premier"), but the Company shares this space with Premier based upon an informal overhead allocation arrangement between the Company and Premier. The
Company's allocation is currently 30 percent of this office space, or approximately 446 square feet. To date, Premier has not charged the Company for the use of this office space. See also, "Item 13.
Certain Relationships and Related Transactions."

Other Properties

     The Company does not own or lease any properties at present and has not owned or leased any properties since it disposed of its oil and gas properties in January 1994. See, "Item 1. Description of Business-Development of Business and Item 6. Management's Discussion and
Analysis or Plan of Operation- Management's Discussion and Analysis."

Item 3.   Legal Proceedings

     There are no material pending, or to the Company's knowledge, threatened lawsuits against the Company requiring disclosure under this Item 3.


Item 4.   Submissions of Matters to a Vote of Security Holders

     During the fourth quarter of the year ended December 31, 1996, no matters were submitted to a vote of security holders through solicitation of proxies or otherwise.



                             PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company is not aware of any public market for its common stock nor of any quotations for its stock and no assurances can be given that a viable trading market will develop. As of March 14, 1997, there were approximately 900 record holders of common stock of the Company. The Company has not paid dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining any earnings for use in the Company's operations.


Item 6.   Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     The Company has been inactive since January 1994 and, with the exception of a portion of the $160,000 raised by the Company through the private placement of 160,000 shares of its common stock to Renwood Capital
Corporation in the first quarter of 1997 to fund certain costs and expenses related primarily to the negotiations with HYPC, all of the funds necessary to date to cover the Company's general and administrative costs have come from loans from affiliates. In December 1996, all but $11,053 of these loans
were converted to equity.   See "Item 12. Certain Relationships and Related
Transactions."

     As stated under "Item 1. Description of Business-Business Activity," the Company intends to attempt to identify and make acquisitions. However, any such attempt will require, at least initially, that the Company obtain financing through the issuance of securities, or by arranging third party financing, or a combination of both. There are no assurances that the Company will identify any desirable acquisition or that the Company will have access to funding to complete any acquisition. Until such an acquisition and funding is consummated, management anticipates that funding of the Company's continuing general and administrative costs will continue to come from loans from, and equity sales to, affiliates.

Management's Discussion and Analysis

     In January 1994, the Company completed the sale of all of its remaining oil and gas properties to Premier and used the proceeds to reduce outstanding indebtedness. Details of the sale were included in an Information Statement mailed to stockholders and filed with the Securities and Exchange Commission on January 6, 1994, which Information Statement is incorporated by reference herein. This sale left the Company with no oil and gas properties or other productive assets. Since this sale, management of the Company has investigated several acquisition opportunities, but to date no acquisition has been consummated. As stated under "Item 1. Description of Business-Business Activity," the Company and two other parties are currently negotiating with HYPC to enhance and develop seven existing Chinese oil fields, but there is not assurance that the negotiations will be successful or that the Company will be able to arrange for the necessary expertise and funding to enhance and develop the fields.

     As a result of Company's operational inactivity for all of 1996, the Company did not have any operating revenues in 1996. It did, however, incur the ongoing general and administrative expenses necessary for the Company to maintain its corporate existence and status as a going concern, resulting in a loss in 1996. Since the Company does not at present have any operations with which to generate revenues to offset continuing general and administrative expenses, management expects the Company's losses to continue for the foreseeable future.

Item 7.   Financial Statements

          The Financial statements filed herewith begin of page F-1 hereof.

                   INDEPENDENT AUDITOR'S REPORT



The Board of Directors
United Trans-Western, Inc.

We have audited the accompanying balance sheet of United Trans-Western, Inc. as of December 31, 1996, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Trans-Western, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, in January 1994 the Company sold substantially all of its oil and gas properties. Subsequent to the sale, the Company is without significant assets or business operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans for the Company are discussed in Note 2(d). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Hein + Associates llp

Dallas, Texas
February 26, 1997

                    UNITED TRANS-WESTERN, INC.


                            BALANCE SHEET

                          December 31, 1996

                                ASSET


CURRENT ASSET:

    Cash                                                  $        6,400


                   LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:

    Accounts payable and accrued expenses                   $     39,224
    Advances from related parties                                 11,053

          Total Current Liabilities                               50,277


STOCKHOLDERS' DEFICIT:

     Common stock, $.01 par value; 50,000,000 shares authorized,
          8,698,842 shares issued and outstanding                 86,988
     Additional paid-in capital                                1,739,286
     Accumulated deficit                                      (1,870,151)

               Total Stockholders' Deficit                       (43,877)

               Total Liabilities and Stockholders' Deficit  $      6,400

                     UNITED TRANS-WESTERN, INC.

                      STATEMENTS OF OPERATIONS

               Years ended December 31, 1996  and 1995



                                                   1996            1995


REVENUES                                       $        -       $        -

COSTS AND EXPENSES:

     General and administrative                     38,596           11,571
     Interest expense, net                          14,182           19,438
               Total Costs and Expenses             52,778           31,009

NET LOSS                                     $     (52,778)    $    (31,009)

NET LOSS PER SHARE                           $          -      $         -

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                          8,494,169        8,425,944

                     UNITED TRANS-WESTERN, INC.

            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

    For the Period from January 1, 1995 through December 31, 1996

                                             Additional
                            Common Stock       Paid-in    Accumulated
                          Shares      Amount   Capital     Deficit    Total


Balance,
January 1, 1995       8,425,944 $  84,259 $ 1,469,117 $(1,786,364) $ (232,988)

Net loss                     -         -           -      (31,009)    (31,009)

Balance,
December 31, 1995     8,425,944 $  84,259   1,469,117  (1,817,373)   (263,997)

Conversion of debt
to equity               272,898     2,729     270,169          -      272,898

Net loss                     -         -           -      (52,778)    (52,778)

Balance,
December 31, 1996     8,698,842 $  86,988 $ 1,739,286 $(1,870,151) $  (43,877)

                   UNITED TRANS-WESTERN, INC.

                     STATEMENTS OF CASH FLOWS

              Years ended December 31, 1996 and 1995


                                                       1996          1995


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                    $  (52,778)   $    (31,009)
     Adjustments to reconcile net loss to net
          cash from operating activities:
               Interest expense paid with
                     common stock                    14,182              -
               Change in accounts payable
                     and accrued expenses            33,233          21,021
                         Net cash used in
                          operating activities       (5,363)         (9,988)

CASH FLOWS FROM FINANCING ACTIVITIES -
     Proceeds from advances from stockholders        11,703           9,971

NET INCREASE IN CASH                                  6,340             (17)
CASH AT BEGINNING OF YEAR                                60              77
CASH AT END OF YEAR                             $     6,400    $         60

SUPPLEMENTAL INFORMATION:
   Debt and advances converted into equity      $   272,898              -

                    UNITED TRANS-WESTERN, INC.

                    NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations

   United Trans-Western, Inc. (the "Company") emerged from bankruptcy on August 29, 1986. The Company is incorporated in Delaware and until January 1994 was engaged in oil and gas producing activities. At December 31, 1993, Golodetz Corporation ("Golodetz") and certain of its affiliates owned 83% of the common stock of the Company. A substantial majority of these shares were sold to another party in January 1994 at which time the Company also sold all of its oil and gas properties and paid most of its liabilities.

2. Summary of Significant Accounting Policies

     (a)  Income Taxes
          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and income tax reporting bases of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

     (d)  Going Concern
          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above, in January 1994 the Company sold substantially all of its oil and gas properties. Subsequent to the sale, the Company has been without significant assets or business operations, which raises substantial doubt about its ability to continue as a going concern. Management intends to attempt to acquire oil and gas properties or other businesses or assets by issuing Company stock or by arranging financing with third parties in order to return the Company to the status of an operating business concern.

     (e)  Use of Estimates
          The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.






                    UNITED TRANS-WESTERN, INC.

                    NOTES TO FINANCIAL STATEMENTS


3. Liabilities and common stock

   During 1996, the Company converted $272,898 of debt payable to one of the Company's major stockholders into 272,898 shares of common stock. The debt consisted of $180,767 of notes payable, $43,413 of advances, and $48,718 of accrued interest. As of December 31, 1996, the Company has outstanding advances from stockholders totaling $11,053. The advances are non-interest bearing and contain no specific repayment terms.

4. Income Taxes

   The Company had substantial Federal income tax net operating loss carryforwards, statutory depletion carryforwards and investment tax credit carryforwards available at December 31, 1996. However, following a change in control of the Company in January 1994, use of the carryforwards were severely limited. Net operating loss carryforwards subsequent to the change in control, which may be applied to offset future taxable income, amounted to approximately $120,000 at December 31, 1996 and will expire in 2009 through 2011.

   The components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 were as follows:

                                                           December 31
                                                           1996    1995

Deferred tax asset -
     net operating loss carryforward                $     42,000 $    27,000
Less valuation allowance                                 (42,000)    (27,000)
Net deferred tax                                    $         -   $       -



5. Subsequent Events

   Subsequent to December 31, 1996, the Company entered an arrangement with two other parties to acquire an interest in a joint venture with a regional Chinese energy company to develop existing oil and gas properties in China. The Company also privately placed 160,000 shares of newly issued common stock for $160,000. A portion of the funds was used to help fund the preliminary costs of pursuing the joint venture.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     For the fiscal year ended December 31, 1996, there were no disagreements between the Company and Hein + Associates LLP on matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein + Associates LLP would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.


                             PART III


Item 9.   Directors and Executive Officers of the Registrant

     The following table sets forth certain information as of March 14, 1997 concerning the directors and executive officers of the Company:

                       Name           Age               Position

                   J. W. Brown         50            President, Secretary,
                                                     Treasurer and Director

                   Shelia Penn         53            Assistant Secretary


     Each director serves until the next annual meeting of stockholders and until his successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors.

     Mr. Brown has served as a director and officer of the Company since January 1994. Mr. Brown is the founder and general partner of Premier Capital, Ltd, a Texas limited partnership ("PCL"), and its affiliate, Premier, a Texas limited liability company, both of which are engaged in providing investment banking services to the energy industry. Mr. Brown has served as the General Partner of PCL since its inception in August 1991 and has served as a Manager of Premier since its formation in March 1993. From January 1989 to August 1991, Mr. Brown was a founder and principal of Wes-Al Capital Corp., an energy investment banking firm, and prior to that he was employed in the oil and gas business in private companies which he formed and managed and in the private practice of law.

     Mrs. Penn has served as an officer of the Company since April 1994. Mrs. Penn also serves as administrative assistant to the General Partner of PCL.

Item 10.  Executive Compensation.

     No officer or director received any compensation from the Company during the year ended December 31, 1996. The Company has no formal employment agreement with any of its officers or directors, and has no retirement, profit sharing, pension or insurance plans covering them. No officer received any bonus, restricted stock award, options or stock appreciation rights, long-term incentive plan payouts, insurance or other benefits from the Company during the year ended December 31, 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information indicating the Common Stock beneficially owned as of March 14, 1996, by each director, by all officers and directors as a group and by each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock:


                                Amount and Nature of         Percent of
    Name and Address         Beneficial Ownership (1)(2)       Class

     J. W. Brown                   1,009,459 (3)               11.60
     All Directors and
     officers as a group
     (2 persons)                   1,034,458                   11.89
     New West Resources Inc.       2,000,000                   23.73
     David A. Pallett              2,719,361                   22.99
     Bullard & Associates            505,000                    5.99



(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or to direct the disposition) with respect to a security whether through any arrangement, understanding, relationship or otherwise.

(2) Except as otherwise indicated, the named person has sole voting and investment power with respect to the Common Stock set forth opposite his name.

(3) Shared voting and investment power with respect to 272,898 of these shares as result of being a principal of Premier Capital, Ltd.


Item 12.  Certain Relationships and Related Transactions.

     In December, 1996, PCL and the Company consummated a transaction whereby $272,898 of indebtedness of the Company to PCL was converted, on the basis of one share of the Company's common stock for each $1.00 of indebtedness, into 272,898 shares of common stock.

     As described under "Item 2. Properties - Corporate Headquarters," Premier furnishes office space to the Company. To date, Premier has not charged the Company for use of this office space.


                             PART IV


Item 13.  Exhibits and Reports on Form 8-K.

     A. The following documents are filed as a part of this Annual Report on Form 10-KSB:

          3.1 Certificate of Incorporation of the Company annexed as Exhibit B to the Information Statement for the Annual Meeting of Stockholders held May 31, 1989 and incorporated herein by reference.

          3.2 Bylaws of the Company annexed as Exhibit B to the Information Statement for the Annual Meeting of Stockholders held May 31, 1989 and incorporated herein by reference.

     B. Reports on Form 8-K. The following current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

               A Form 8-K was filed by the Company on December 24, 1996 reporting on the agreement by New West Resources, Inc. ("NWR") to sell, and the agreement of Bullard & Associates ("B&A") to purchase, all of the shares of common stock of the Company owned by NWR, and the assignment by B&A of the right and option to purchase a portion of those shares to David A. Pallett, who exercised the option by purchasing 2,719,361 shares from NWR on December 12, 1996.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned, thereunto duly authorized, on the 31 day of March, 1997.


                              UNITED TRANS-WESTERN, INC.
                              (Registrant)


                              By:  s/s J. W. Brown
                                       J. W. Brown
                                       President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.


          Name                   Capacities                     Date

   s/s J. W. Brown         Director, President, Treasurer      3/31/97
       J. W. Brown         (Principal Financial Officer)
                            and Secretary

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