Form 10QSB
period 1997-03-31
UNITED TRANS WESTERN INC
filed 1997-05-16
CIK 316600

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes [ X ]           No [   ]

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

Class:    Common Stock, $.01 par value

Outstanding at March 31, 1997:     8,859,155


UNITED TRANS-WESTERN, INC.

INDEX

PART I.   FINANCIAL INFORMATION                             PAGE

     Item 1.   Financial Statements

               Condensed Balance Sheet at March 1, 1997       1

               Condensed Statements of Operations for the
               Three Months Ended March 31, 1997 and 1996     2

               Condensed Statements of Cash Flows for the
               Three Months Ended March 31, 1997 and 1996     3

              Note to Condensed Financial Statements          4

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations  4


PART II.  OTHER INFORMATION

     Items 1 through 6                                         6

SIGNATURES                                                     7


UNITED TRANS-WESTERN, INC.
Condensed Balance Sheet
(Unaudited)

                                             March 31, 1997

ASSETS

Current Assets:

     Cash                                                 $        6,268

          Total Current Assets                            $        6,268

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities

     Accounts payable and accrued expenses                $        5,991
     Current portion of long-term debt to shareholders                 -
     Advances from shareholders                                   11,053
     Accrued interest payable                                          -

          Total Current Liabilities                       $       17,044

Commitments and Contingencies                                          -

Stockholder's Equity (Deficit)

     Common Stock, .01 par value:  50,000,000
     shares authorized, 8,858,842 shares issued
     and outstanding at March 31, 1997                    $       88,588
     Additional paid-in capital                           $    1,897,686
     Accumulated deficit                                  $   (1,997,050)

          Total Stockholder's Equity (Deficit)            $      (10,776)

          Total Liabilities and Stockholder's Equity
          (Deficit)                                       $        6,268


UNITED TRANS-WESTERN, INC.
Condensed Statements of Operations
(Unaudited)

                                                  Three Months Ended
                                                        March 31,

                                                  1997              1996

Oil and Gas Revenues                         $          -       $          -

Operating Costs and Expenses:

     General and Administrative                   126,899              1,452

          Income (loss) from Operations          (126,899)            (1,452)

Nonoperating Income (Expense)

     Interest Expense                                   -              4,717
     Other Income                                       -                  -
     Loss on sale of oil and gas properties             -                  -
          Total                                         -              4.717

          Net Income (Loss)                      (126,899)             6,169

Net Income (Loss) per Common and
Common Equivalent Share                             (0.01)             (0.00)

Weighted Average Number of Common
Shares Outstanding                              8,859,155          8,425,944
UNITED TRANS-WESTERN, INC.
Statement of Cash Flows
(Unaudited)

                                                      Three Months Ended
                                                            March 31,

                                                     1997              1996

Cash Flows from Operating Activities:

Net Income (Loss)                                 $ (126,899)      $ ( 6,169)

Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation, Depletion and Amortization              -               -
     Decrease (Increase) in accounts receivable
     and other assets                                      -               -
     Increase (Decrease) in accounts payable and
     accrued expenses                                (33,233)            938
     Interest added to debt to shareholders                -           4,717

      Net Cash provided by (used for) operating     (160,132)           (514)

Cash Flow from Investing Activities:

      Net Cash provided by (used for) investing            -               -

Cash Flow from Financing Activities:

     Proceeds from Shareholders                      160,000             650

      Net Cash used for Financing Activities         160,000             650

Net Increase (Decrease) in cash                         (132)            136

Cash at Beginning of Period                            6,400              60

Cash at end of Period                                  6,268             196



UNITED TRANS-WESTERN, INC.

NOTE TO CONDENSED FINANCIAL STATEMENTS



The accompanying condensed financial statements and related note of United Trans-Western, Inc. are unaudited. However, in management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the three months ended March 31, 1997 have been made. Such statements are presented in accordance with the requirements for Form 10-QSB and do not include all disclosures normally required by generally accepted accounting principles or those normally indicative of results for the full year of 1997.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

In January 1994, the Company completed the sale of all of its remaining oil and gas properties to PremierCap, Ltd. and used the proceeds to reduce outstanding indebtedness. Details of the sale were included in an Information Statement mailed to stockholders and filed with the Securities and Exchange Commission on January 6, 1994, which Information Statement is incorporated by reference herein. This sale left the Company with no oil and gas properties or other productive assets. Since this sale, management of the Company has investigated several acquisition opportunities, but to date no acquisition has been consummated.

PART I




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

In addition to the negotiations with HYPC, the Company continues to look for opportunities to grow the Company. In this regard, it is anticipated that the Company will grow, at least initially, by acquiring assets, properties and businesses through the issuance of equity or by arranging third party financing, or by a combination of both. There is no assurance, however, that the Company will identify any desirable acquisition or that the Company will be able to complete any acquisition on acceptable terms.

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




May 15, 1997



UNITED TRANS-WESTERN, INC.


By:       s/s J. W. Brown
              J. W. Brown
              President