Form 10QSB
period 1997-06-30
UNITED TRANS WESTERN INC
filed 1997-09-03
CIK 316600

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
     SECURITY EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[ ]  TRANSACTION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-9249

UNITED TRANS-WESTERN, INC.
(Exact name of registrant as specified in its charter)

Delaware                      75-1519286
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

3795 Carey Road
Suite 600
Victoria, British Columbia, Canada      V8Z 6T8
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (250) 475-6000

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding
12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]                            No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

Class:  Common Stock, $.01 par value
Outstanding at June 30, 1997: 8,858,842 shares



INDEX

                                                    PAGE
PART I.        FINANCIAL INFORMATION

     Item 1.        Financial Statements.

               Consolidated Balance Sheet at June 30, 1997            1

               Consolidated Statement of Operations for the
               Six and Three Months Ended June 30, 1997 and 1996.     2

               Consolidated Statement of Cash Flow for the
               Six and Three Months Ended June 30, 1997 and 1996.     3

               Notes to Consolidated Financial Statements             4

     Item 2.        Management Discussion and Analysis
                    or Plan of Operation.                             5

PART II.       OTHER INFORMATION

     Items 1 through 6.                                               6

SIGNATURES                                                            7

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED TRANS-WESTERN, INC.
CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 1997
(Unaudited)
                                                               1997
                            ASSETS

CURRENT ASSETS

         Cash                                                 $1,376
INVESTMENTS - Note 1

         Technology                                        1,000,929

                                                          $1,002,305


                     LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES

          Accounts payable and accrued expenses             $ 60,955
          Accounts payable - Note 2                          590,000
          Advances from shareholders                          11,053
          Due to Kentucky Financial Inc. - Note 3            411,191

                                                           1,073,199

SHAREHOLDERS' EQUITY

          Authorized:  50,000,000 commons shares
                       with a par value of $.01

          Issued:  8,858,842 shares                          88,588

          Additional paid-in capital                      1,897,686

          Deficit                                        (2,057,168)

                                                            (70,894)

                                                         $1,002,305

UNITED TRANS-WESTERN, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                      Six Months Ended   Three Months Ended
                                          June 30,            June 30,
                                     1997         1996    1997         1996

REVENUE                            $   --           --      --           --

OPERATING COSTS AND EXPENSES

     General and administrative    187,017       4,066   126,899      2,614

INCOME (LOSS) FROM OPERATIONS     (187,017)      4,006  (126,899)     2,614
NON-OPERATING INCOME AND EXPENSE

     Interest                                    9,449                4,732

NET INCOME (LOSS)                 (187,017)    (13,515) (126,899)    (7,346)

NET INCOME (LOSS) PER COMMON SHARE      --          --        --         --

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         8,858,842   8,425,944 8,858,842  8,425,944


UNITED TRANS-WESTERN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                    Six Months Ended   Three Months Ended
                                        June 30,             June 30,
                                   1997         1996   1997          1996
OPERATING ACTIVITIES

   Net Loss for the Period    $(187,017)  $(13,515)  $(126,899)  $(6,169)
   Increase (Decrease) in
   non-cash working capital
   items,                     1,022,922     12,887     (33,233)    5,655

                                835,905       (628)   (160,132)     (514)

INVESTING ACTIVITIES

     Acquisition of
     rubber technology       (1,000,929)       --           --         --

FINANCING ACTIVITIES

     Proceeds from
     Shareholders               160,000        650      160,000       650

NET INCREASE
  (DECREASE) IN CASH             (5,024)        22         (132)      136

CASH, beginning of period         6,400         60        6,400        60

CASH, end of period            $   1,376    $   82      $ 6,268     $ 196


UNITED TRANS-WESTERN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INVESTMENTS

     During the period, the Company completed the acquisition of Rebound Rubber Corp., a Canadian private company.
     Rebound Rubber Corp. has acquired the exclusive right to use a new technology developed by the Guangzhou
     Research Institute for Utilization of Reclaimed Resources.
     The agreement with the Institute anticipates the use of this technology in the recycling and reactivation of used rubber tires and other products as well as further developing the technology. The assets and liabilities of Rebound

           Acquisition of technology rights                $    900,000
           Acquisition and development costs                    100,929

                                                           $  1,000,929


NOTE 2.  ACCOUNT PAYABLE

     Rebound Rubber Corp. is indebted to the Guangzhou Research
     Institute for Utilization of Reclaimed Resources in the amount of $590,000 being the balance due from the purchase of technology as described in Note 1. The amounts due pursuant to the agreements with the Institute are as follows:

         On or before July 13, 1997                         $  300,000
         On or before October 13, 1997                         290,000

                                                              $590,000

     Management has deferred the payment due July 13, 1997 pending further meetings with the Institute in August.

NOTE 3.  RELATED PARTY TRANSACTIONS

     Kentucky Financial Inc. is related to an officer and director of the Company. During the period, the following transactions were contemplated in Rebound Rubber Corp.:

          i)   the first payments due to the Guangzhou Research
               Institute for Utilization of Reclaimed Resources in the amount of $310,000 was paid directly by Kentucky Financial Inc.

          ii) Kentucky Financial Inc. incurred costs related to the acquisition and development of the technology rights and will receive $100,000 as compensation.

     Total amount due to Kentucky Financial Inc.
            as of June 30, 1997                             $411,191



Item 2.   Management's Discussion and Analysis or Plan of Operation.

     During the quarter, the registrant completed the acquisition of Rebound Rubber Corp., which was approved by the board of directors at its annual meeting on May 29, 1997. Through this acquisition, the registrant has the exclusive use of a unique scientific process which reactivates recycled rubber powder from used tires into a rubber compound which can be used to produce new tires and other vulcanized products. The existing liabilities of Rebound Rubber Corp. include the balance due to the Guangzhou Research Institute for Utilization of Reclaimed Resources for the rights to the technology. See "Note to Notes to Consolidated Financial Statements."

     Management of the registrant is exploring opportunities for the establishment of grinding and reactivation plants in North America and China, as well as evaluating possible opportunities to utilize the technology in other parts of the world. None of these opportunities have, however, proceeded past the preliminary stages of discussion.

     During the next 12 months, the registrant hopes to establish a mixing facility in China and at least two of four projected chemical mixing plants in North America for the mixing and distribution of reactivation chemicals. The total funding required to complete these projects is approximately $12,000,000, which the registrant expects to raise through equity financing. Working capital requirements for the foreseeable future are included in the projected cash requirements. Based on current projections, it is anticipated that both the China mixing facility and the North American reactivation plants will be generating positive cash flow shortly after they are put into operation.
     The number of employees of the registrant is expected to increase to more than 20 in the next twelve months.

     The registrant is in the process of evolving from a position of negligible assets and approximately $50,000 of current debt at the year end to a stronger equity financed asset position. Management believes that the rubber recycling industry in which the registrant is involved will be the basis for a solid year round business with good cash flows.

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.

          none

     Item 2.   Changes in Securities.

          none

     Item 3.   Defaults Upon Senior Securities.

          none

     Item 4.   Submission of Matters to a Vote of Security Holders.

               At the registrant's annual meeting of stockholders held on May 29, 1997, J.W. Brown, D. Elroy Fimrite, David A. Pallett and Scott B. Randolph were elected as directors of the registrant, with 5,879,406 votes cast for each of said nominees and no votes withheld or cast against said nominees. Also, the appointment of Hein + Associates as the registrant's accountants was ratified, with 5,879,043 votes cast for ratification and no votes withheld or cast against ratification.

     Item 5.   Other Information.

          none

     Item 6.   Exhibits and Reports of Form 8-K.

          none


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



on August 13, 1997


UNITED TRANS-WESTERN, INC.



BY:  \s\ D. Elroy Fimrite
     D. Elroy Fimrite
     President



BY:  \s\ Michael C. Pinch
     Michael C. Pinch
     Vice President and
       Chief Financial Officer