Form 10QSB
period 1997-09-30
UNITED TRANS WESTERN INC
filed 1997-11-18
CIK 316600

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
     SECURITY EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Class:  Common Stock, $.01 par value
Outstanding at September 30, 1997: 8,859,155 shares

UNITED TRANS-WESTERN, INC.

INDEX

                                                    PAGE
PART I.        FINANCIAL INFORMATION

     Item 1.        Financial Statements.

               Consolidated Balance Sheet at September 30, 1997       1

               Consolidated Statement of Operations for the
               Nine Months Ended September 30, 1997 and 1996.         2

               Consolidated Statement of Cash Flows for the
               Nine Months Ended September 30, 1997 and 1996.         3

               Notes to Consolidated Financial Statements             4

     Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations.         5

PART II.       OTHER INFORMATION

     Items 1 through 6.                                               6

SIGNATURES                                                            7

                    UNITED TRANS-WESTERN, INC.
                    CONSOLIDATED BALANCE SHEET
                     AS AT SEPTEMBER 30, 1997
                           (Unaudited)
                                                                       1997
                             ASSETS
CURRENT ASSETS

         Cash                                                          $577

INVESTMENTS - Note 1

         Technology                                               1,000,929
                                                                 $1,001,506



                  LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES

          Accounts payable and accrued expenses                   $ 88,626
          Accounts payable - Note 2                                590,000
          Due to Kentucky Financial Inc. - Note 3                  411,191
                                                                 1,089,817
SHAREHOLDERS' EQUITY

          Authorized:  50,000,000 common shares with a
                        par value of $.01

          Issued:  8,859,155 shares (1996 - 8,425,944 shares)      88,588

          Additional paid-in capital                            1,897,686

          Deficit                                              (2,074,585)
                                                                  (88,311)
                                                               $1,001,506

                    UNITED TRANS-WESTERN, INC.
         CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                           (Unaudited)


                            9 MONTHS     3 MONTHS     9 MONTHS     3 MONTHS
                               1997        1997         1996         1996

REVENUE                    $     --     $     --     $     --     $     --

OPERATING COSTS AND EXPENSES

     General and
     administrative          204,434       17,417       4,445         2,879

INCOME (LOSS) FROM
OPERATIONS                  (204,434)     (17,417)     (4,445)       (2,879)

NON-OPERATING INCOME AND
EXPENSE

     Interest                                           14,181        4,732

NET INCOME (LOSS)          $(204,434)    $(17,417)    $(18,626)     $(7,611)

NET INCOME (LOSS)
PER COMMON SHARE           $    0.02     $     --     $     --      $    --

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                8,859,155     8,859,155    8,425,944   8,425,944



                    UNITED TRANS-WESTERN, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                           (Unaudited)

                                                    9 Months      9 Months
                                                      1997          1996
OPERATING ACTIVITIES

     Net Loss for the Period                      $ (204,434)    $ (18,626)

     Increase (Decrease) in non-cash
       working capital items                           38,611       17,969
                                                     (165,823)        (657)
INVESTING ACTIVITIES

                                                           --           --

FINANCING ACTIVITIES

     Proceeds from Shareholders                       160,000          650

NET INCREASE (DECREASE) IN CASH                        (5,823)          (7)

CASH, beginning of period                               6,400           60

CASH, end of period                                  $    577           53


NON CASH INVESTING ACTIVITIES

     Acquisition of rubber technology see Note 1



                    UNITED TRANS-WESTERN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS AT SEPTEMBER 30, 1997

NOTE 1.  INVESTMENTS

     During 1977, the Company completed the acquisition of Rebound Rubber Corp., a Canadian private company. Rebound Rubber Corp. has acquired the exclusive right to use a new technology developed by the Guangzhou Research Institute for Utilization of Reclaimed Resources. The agreement with the Institute anticipates the use of this technology in the recycling and reactivation of used rubber tires and other products as well as further developing the technology. The assets and liabilities of Rebound Rubber

Acquisition of technology rights                       $  900,000
Acquisition and development costs                         100,929
                                                       $1,000,929


NOTE 2.  ACCOUNT PAYABLE

     The Company is indebted to the Guangzhou Research Institute for Utilization of Reclaimed Resources in the amount of $590,000 being the balance due from the purchase of technology as described in Note 1. The amounts due pursuant to the agreements with the Institute are as follows:

On or before July 13, 1997                             $ 300,000
On or before October 13, 1997                            290,000
                                                        $590,000


     The above payments are currently in default.

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


      Total amount due to Kentucky Financial Inc.
            as of September 30, 1997                          $     411,191



                    UNITED TRANS-WESTERN, INC.
                      MANAGEMENT DISCUSSION
                     AS AT SEPTEMBER 30, 1997


During the quarter, the Company completed the acquisition of Rebound
Rubber Corp. which was approved by the board of directors on May 29, 1997. Through this acquisition, the company has the exclusive use of a unique scientific process which reactivates recycled rubber powder from used tires into a rubber compound which can be used to produce new tires and other vulcanized products. As part of the acquisition, the Company has assumed the existing liabilities of Rebound Rubber Corp. which includes the balance due to the Guangzhou Research Institute for Utilization of Reclaimed Resources.

The Company is actively pursuing opportunities for the establishment of grinding and reactivation plants in North America and China. Other opportunities to exploit this technology in other parts of the world are in preliminary stages of discussion.

During the next 12 months, the Company intends to establish a mixing facility in China, a chemical mixing plant for the mixing and distribution of reactivation chemicals, and complete the first two of four reactivation plants in North America. The total funding required to complete these projects is $12,000,000 which is intended to be raised entirely by equity. Working capital requirements are included in the projected cash requirements. Both the China mixing facility and the reactivation plants are expected to be in a positive cash flor position shortly after they are in place. The number of employees of the Company increase to more than 20 in the next twelve months.

The Company is evolving from a position of negligible assets and approximately $50,000 of current debt at the year end to a strong set position which will be equity financed. The rubber recycling industry in which the Company is involved, will be the basis for a solid year round business with good cash flows. No additional funding is anticipated for the continuing operation of the reactivation plants as they are expected to generate immediate positive cash flows.



UNITED TRANS-WESTERN, INC.

PART II.

OTHER INFORMATION

     Item 1.        Legal Proceedings.

           none

     Item 2.        Changes in Securities.

           none

     Item 3.        Defaults Upon Senior Securities.

           none

     Item 4.        Submission of Matters to a Vote of Security Holders.

           none

     Item 5.        Other Information.

           none

     Item 6.        Exhibits and Reports of Form 8-K.

           none
UNITED TRANS-WESTERN, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



on October 31, 1997


UNITED TRANS-WESTERN, INC.



BY:  \s\ D. Elroy Fimrite
     D. Elroy Fimrite
     President



BY:  \s\ Michael C. Pinch
     Michael C. Pinch
     Vice President and Chief Financial Officer