Form 10KSB40
period 1997-12-31
UNITED TRANS WESTERN INC
filed 1998-07-01
CIK 316600

                                  FORM 10-KSB

                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997

                                       OR

     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                           Commission File No. 0-9249

                           UNITED TRANS-WESTERN, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           75-1519286
   (State of other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

       600 - 3795 Carey Road
    Victoria, British Columbia,
              Canada                                              V8Z 6T8
(address of principal executive offices)                       (Postal Code)

       Registrant's telephone number, including area code: (250) 475-6000

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

                                 Yes [X]    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.

                                 Yes [X]    No

     The registrant's revenues for its most recent fiscal year were zero.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is not presently determinable. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters."

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 14, 1998, was 8,859,155 shares of common stock.

     Transactional Small Business Disclosure Format (check one):

                          Yes     X                No

                                     PART I

Item 1. Description of Business

Development of Business

     The Company emerged from bankruptcy in August 1986 and was actively engaged in the business of acquiring and developing oil and gas properties until January 1994, when it sold all of its remaining oil and gas properties. The proceeds from the property sale were used to repay all of the Company's bank debt and a significant portion of indebtedness to affiliates.

     In early 1997, the Company privately placed 160,000 shares of newly issued common stock for $160,000. Substantially all of this amount was used to pursue a joint venture interest with a regional Chinese energy company through the Company's subsidiary UTW China Ltd. The interest in this property is still owned by the Company.

Business Activity

     The Company, through its subsidiary, UTW China Ltd. has signed a joint venture agreement with Cathy Star Energy Technology Company and a joint venture contract has been drafted. Finalization of this contract with all parties has not been actively pursued to date due to the lack of funding.

     During the year, the Company acquired a 100% interest in Rebound Rubber Corp. which had negotiated the rights to use a unique rubber reactivation technology. The acquisition required the Company to fund the balance of amounts due under the agreement to acquire these rights of $590,000. Two extensions were granted in order to raise the required capital but all efforts by the Company failed. In March, 1998 Rebound Rubber Corp. was sold back to the vendor to facilitate private financing options. The Company, in consideration of efforts to raise required funds and obtain extensions has retained certain rights to participate with Rebound Rubber Corp in recycling technology within the United States.

     The Company does not have any paid employees at present.

Item 2. Properties

Corporate Headquarters

     The Company's corporate headquarters are currently located in Victoria, British Columbia, Canada.

Other Properties

     The Company does not own or lease any properties other than the corporate offices described above.

Item 3. Legal Proceedings

     There are no material pending or, to the Company's knowledge, threatened lawsuits against the Company requiring disclosure under this Item 3.

Item 4. Submission of Matters to a Vote

     During the fourth quarter of the year ended December 31, 1997, no matters were submitted to a vote of security holders through solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     The Company shares are currently traded over the counter on the Canadian Dealer Network (CDN) with the trading symbol UTWI. As at April 15, 1998, there were approximately 900 record shareholders of the common stock of the Company. The Company has not paid dividends on its common stock and the Board of Directors presently intends to continue the policy of retaining any earnings for use in the Company's operations.

Item 6. Management's Discussion and Analysis of Plan of Operation

Plan of Operation

     The Company will focus on two main areas in the coming year. First, with the acquisition of the right to joint venture with Rebound Rubber Corp. in the establishment of crumb rubber reactivation plants, the Company intends to establish rubber processing facilities to the extent that they can be funded. In this way the Company will begin to generate cash flows from operations which should reverse the trend of operating losses. Second, the Company will be actively seeking a buyer for its joint venture interest in resource properties located in China. This will allow the Company to devote its full efforts to rubber recycling technology in the United States.

Management's Discussion and Analysis
------------------------------------

Results of Operations

      The Company had no operating revenues during 1997. In the early part of the year, the main activity related to the advancement of the joint venture interest in resource properties which the Company owns in China. This activity was significantly reduced when the Company encountered difficulty in meeting the funding requirements to advance the process. The Company then directed its efforts to the funding of Rebound Rubber Corp. for the purpose of completing on a contract to acquire rubber reactivation technology in China. These efforts were less than successful but the Company was able to retain the right to participate in rubber reactivation technology within the United States. Subject to financing, the Company will establish operating business activities in this field during 1998 and reverse the trend of continuing operating losses.

      The Company incurred expenses of $448,992 during the year. Of this amount, $105,843 was expended directly by UTW (China) Limited, a subsidiary company. Additional amounts for engineering and travel related to resource interests in China exceeded $100,000. The balance of expenses was for professional fees, investor relations, and administration. Directors fees of $26,000 were accrued but not paid.

Item 7.  Financial Statements

      Audited financial statements for the year ended December 31, 1997 are attached herewith.

                                 INDEPENDENT AUDITOR'S REPORT



The Board of Directors
United Trans-Western, Inc.

We have audited the accompanying balance sheet of United Trans-Western, Inc. as of December 31, 1997, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Trans-Western, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, in January 1994 the Company sold substantially all of its oil and gas properties. Subsequent to the sale, the Company has been without significant assets or business operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans for the Company are discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP

Dallas, Texas
April 10, 1998

                           UNITED TRANS-WESTERN, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997

                                     ASSETS


CURRENT ASSETS:
   Cash                                                                  $       245
   Receivable from stockholder                                                 6,300
   Prepaid expenses, net of accumulated amortization of $15,000               75,000
                                                                         -----------
        Total current assets                                             $    81,545
                                                                         ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $   231,138
   Advances from related parties                                             176,976
                                                                         -----------
        Total current liabilities                                            408,114

COMMITMENT (Note 4)

STOCKHOLDERS' DEFICIT:
   Common stock, $.01 par value; 50,000,000 shares authorized,
     8,858,842 shares issued and outstanding                                  88,588
   Additional paid-in capital                                              1,903,986
   Accumulated deficit                                                    (2,319,143)
                                                                         -----------
        Total stockholders' deficit                                         (326,569)
                                                                         -----------
        Total liabilities and stockholders' deficit                      $    81,545
                                                                         ===========



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           UNITED TRANS-WESTERN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                         1997                  1996
                                                     -----------           -----------
REVENUES                                             $        --           $        --

COSTS AND EXPENSES:
   Oil and gas exploration project expenses              105,843                    --
   General and administrative                            343,036                38,596
   Interest expense, net                                     113                14,182
                                                     -----------           -----------
        Total Costs and Expenses                         448,992                52,778
                                                     -----------           -----------
NET LOSS                                             $  (448,992)          $   (52,778)
                                                     ===========           ===========
NET LOSS PER SHARE (Basic and diluted)               $      (.05)          $        --
                                                     ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                  8,832,436             8,494,169
                                                     ===========           ===========



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           UNITED TRANS-WESTERN, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

          FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH DECEMBER 31, 1997


                                          Common Stock              Additional
                                  ----------------------------        Paid-in        Accumulated
                                    Shares           Amount           Capital          Deficit            Total
                                  -----------      -----------      -----------      -----------       -----------
BALANCES, January 1, 1996           8,425,944      $    84,259      $ 1,469,117      $(1,817,373)      $  (263,997)

Conversion of debt to equity          272,898            2,729          270,169               --           272,898

Net loss                                   --               --               --          (52,778)          (52,778)
                                  -----------      -----------      -----------      -----------       -----------

BALANCES, December 31, 1996         8,698,842           86,988        1,739,286       (1,870,151)          (43,877)

Sale of 160,000 shares                160,000            1,600          158,400               --           160,000

Contributed capital                        --               --            6,300               --             6,300

Net loss                                   --               --               --         (448,992)         (448,992)
                                  -----------      -----------      -----------      -----------       -----------

BALANCES, December 31, 1997         8,858,842      $    88,588      $ 1,903,986      $(2,319,143)      $  (326,569)
                                  ===========      ===========      ===========      ===========       ===========



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           UNITED TRANS-WESTERN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                 1997              1996
                                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(448,992)        $ (52,778)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Amortization expense                                      15,000                --
        Interest expense paid with common stock                       --            14,182
        Change in accounts payable and accrued expenses          186,514            33,233
                                                               ---------         ---------
            Net cash used in operating activities               (247,478)           (5,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from advances from related parties                    81,323            11,703
   Proceeds from issuance of stock                               160,000                --
                                                               ---------         ---------
            Net cash provided by financing activities            241,323            11,703
                                                               ---------         ---------
NET INCREASE (DECREASE) IN CASH                                   (6,155)            6,340
CASH AT BEGINNING OF YEAR                                          6,400                60
                                                               ---------         ---------
CASH AT END OF YEAR                                            $     245         $   6,400
                                                               =========         =========
SUPPLEMENTAL INFORMATION:
   Debt and advances converted into equity                     $      --         $ 272,898
                                                               =========         =========



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           UNITED TRANS-WESTERN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    United Trans-Western, Inc. ("UTW" or the "Company") emerged from bankruptcy on August 29, 1986. The Company is incorporated in Delaware and until January 1994 was engaged in oil and gas producing activities. In January 1994 the Company sold all of its oil and gas properties and paid most of its liabilities. In January 1997, an 80% owned subsidiary UTW-China, was created to purchase and develop properties owned by the government of the People's Republic of China. The Company did not proceed beyond the initial phase of this project, and is currently attempting to sell its existing rights to rework certain oil fields in China. Rebound Rubber Corporation ("RRC") was a wholly-owned subsidiary of the Company during 1997. RRC has acquired technology from the Guangzhou Research Institute for Utilization of Reclaimed Resources (Guangzhou Institute) for the recycling and reactivation of used rubber. The Guangzhou Institute is located in the People's Republic of China and is registered there as a research development unit for developing waste material recycling methods. Subsequent to December 31, 1997 the Company returned its ownership interest in RRC to the party from which it had been acquired and retained certain rights to the technology as explained in Note 3. As also explained in Note 3, all assets, liabilities and expenses of RRC have been removed from these financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.

    Statements of Cash Flows
    For purposes of the statement of cash flows, the Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash equivalents.

    Net Loss Per Common Share
    Net loss per common share has been computed based upon the weighted average number of common shares outstanding during each year. In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which prescribes certain changes in the method of calculating earnings or loss per share. The Company applied SFAS No. 128 to both its 1997 and 1996 financial statements, and it had an immaterial effect on those statements.

    Going Concern
    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above, in January 1994 the Company sold substantially all of its oil and gas properties. Subsequent to the sale, the Company has been without significant assets or business operations,

                           UNITED TRANS-WESTERN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    which raises substantial doubt about its ability to continue as a going concern. Management intends to attempt to acquire businesses or assets by issuing Company stock or by arranging financing with third parties in order to return the Company to the status of an operating business concern. As described in Note 1, the Company entered into two business ventures in China in 1997, neither of which are currently being actively pursued by the Company. Funding received by the Company in 1997 has been provided primarily by a related party. The Company currently is attempting to raise equity capital with a private placement of its stock.

    Use of Estimates
    The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

3.  INVESTMENT IN RRC

    During 1997, the Company acquired 100% of the outstanding shares of RRC for $1,000. RRC's sole stockholder became an officer and director of the Company. RRC has obtained the exclusive right to use certain technology developed by the Guangzhou Institute (see Note 1). RRC acquired the technology rights with an initial payment of $310,000 in April 1997. The balance of $590,000 was due prior to December 31, 1997; however, extensions were obtained and the final payment was made in April 1998. The agreement with the Guangzhou Institute anticipates the use of this technology in the recycling and reactivation of used rubber tires and other products, as well as the further development of the existing technology. As explained in Note 1, subsequent to December 31, 1997, RRC was returned to the individual from whom it was acquired. However, the Company has retained the right to use the technology jointly with RRC in consideration of efforts and certain costs incurred by UTW on behalf of RRC. All expenditures of RRC were advanced by KFI (see Note 5). Since the Company's control of RRC was temporary, the accounts of RRC have been removed from the Company's financial statements as of December 31, 1997.

4.  COMMITMENT

    The Company entered into an agreement with Capital Access Bureau, Inc.
    (CABI) in November 1997, under which CABI is to provide certain investor relations services. The agreement required a $90,000 deposit followed by six consecutive monthly payments of $60,000 commencing December 10, 1997. The Company is amortizing the deposit over the six month term of the agreement. The total charged to expense pursuant to this agreement in 1997 was $75,000.

5.  RELATED PARTY TRANSACTIONS

    During 1997, Kentucky Financial, Inc. (KFI), which is affiliated with the officer and director who sold to the Company and later reacquired RRC, made advances in the amount of $310,000 on behalf of RRC for transactions with Guangzhou Institute (see Note 3). In addition, KFI provided funding to RRC in 1997 of $100,000 for development costs and $112,900 for administrative costs. KFI made additional advances in 1997 of $172,323 to the Company representing payments under a consulting agreement with CABI (see Note 4) in the amount of $150,000, rent payments of $21,323 and $1,000 for the purchase of RRC. These advances

                           UNITED TRANS-WESTERN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    are non-interest bearing and contain no specific repayment terms. In addition, a stockholder of the Company has made advances to the Company of $4,653. As explained in Note 3, the advances applicable to RRC of $522,900 have not been reflected in the accompanying financial statements.

    KFI entered into an agreement with CABI (see Note 4) under which KFI granted an option to CABI to acquire freely trading common shares of the Company in exchange for CABI's receivable from the Company arising under the agreement described in Note 4. The exchange price is to be based on a formula with a 50% discount from market value, but with a minimum price of $1.50 per share. The payments to CABI by KFI, as described in the paragraph above, were in the form of shares of the Company, pursuant to this agreement.

6.  COMMON STOCK

    The Company issued 160,000 shares of common stock in a private placement in February 1997 for $160,000 in cash.

    In 1997, certain stockholders of the Company sold shares of the Company for which rules of the Securities and Exchange Commission deemed there to be profits totaling $21,857, which were required to be contributed to the Company. Of this amount, $6,300 has been received subsequent to December 31, 1997, and is thus reflected as an asset and capital contribution at December 31, 1997. The remainder is not reflected in the accompanying financial statements.

7.  INCOME TAXES

    The Company had substantial Federal income tax net operating loss carryforwards, statutory depletion carryforwards and investment tax credit carryforwards available at December 31, 1997. However, following a change in control of the Company in January 1994, use of the carryforwards were severely limited. Net operating loss carryforwards subsequent to the change in control, which may be applied to offset future taxable income, amounted to approximately $560,000 at December 31, 1997 and will expire in 2010 through 2012.

    The components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 were as follows:


                                                                    DECEMBER 31
                                                            ---------------------------
                                                               1997              1996
                                                            ---------         ---------
Deferred tax asset - net operating loss carryforward        $ 200,000         $  42,000
Less valuation allowance                                     (200,000)          (42,000)
                                                            ---------         ---------
Net deferred tax                                            $      --         $      --
                                                            =========         =========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            For the fiscal year ended December 31, 1997, there were no disagreements between the Company and Hein + Associates LLP on matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein + Associates LLP would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

            The following table sets forth certain information as of April 15, 1998 concerning the directors and executive officers of the Company:

                  Name                 Age         Position
                  ----                 ---         --------
            D. Elroy Fimrite, CMA      49          President and Director
            Scott B. Randolph          45          Vice-president and Director
            Michael C. Pinch, CA       53          Secretary and Director
            Dr. F. K. Lu, MD           67          Director
            John Bolegoh               55          Director


            Each director serves until the next annual meeting of stockholders and until his successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors.

D. Elroy Fimrite - Director since May 1997 at which time he became President of the Company. Mr. Fimrite has served as a director of several public companies. From 1985 to 1996, Mr. Fimrite owned and operated several private companies in which varying business activities were conducted.

Scott B. Randolph - Director and Vice President since May 1997. Mr. Randolph has been project manager for OGCI Management, Inc. for 25 years and has extensive experience in the oil and gas industry.

Michael C. Pinch - Secretary and Chief Financial Officer since June 1997 and
            Director since November 1997. Mr. Pinch has served as a director and financial consultant to several private and public companies over the past several years.

Dr. F. K. Lu - Director since March 1998. Dr. Lu was a practicing physician for
            34 years and also has several years business experience in the tire recap industry. He has extensive background in corporate finance and public companies.


John Bolegoh - Director since September 1997. Mr. Bolegoh is VP
            Operations/Sales and Marketing of Smart Tire Inc. He has worked over 35 years in a technical and marketing environment, including 20 years as product engineering manager for Michelin Canada.

Item 10. Executive Compensation

          No officer or director received any compensation from the Company during the year ended December 31, 1997. Directors fees of $1,000 per month for each month of service was accrued but remained unpaid as at December 31, 1997. An amount of $6,000 for services rendered was accrued to a corporation controlled by a director of the Company but remained unpaid at December 31, 1997. The Company has no formal employment agreement with any of its officers or directors, and has no retirement, profit sharing, pension or insurance plans covering them. No officer received any bonus, restricted stock award, options or stock appreciation rights, long-term incentive plan payouts, insurance or other benefits from the Company during the year ended December 31, 1997.


Item 11. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information indicating the Common Stock beneficially owned as of April 15, 1998, by each director, by all officers and directors as a group and by each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock:

                                      Amount and Nature of              Percent of
          Name                     Beneficial Ownership(1)(2)              Class
          ----                     --------------------------              -----
          J. W. Brown                     1,009,459 3)                     11.39

          D. Elroy Fimrite                  246,300                         2.78

          Michael C. Pinch                   16,000                         0.02

      (1) Pursuant to Rule 13(d)-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or to direct the disposition) with respect to a security whether through any arrangement, understanding, relationship or otherwise.

      (2) Except as otherwise indicated, the named person has sole voting and investment power with respect to the Common Stock set forth opposite his name.

      (3) Shared voting and investment power with respect to 272,898 of these shares as a result of being a principal of Premier Capital, Ltd.

Item 12. Certain Relationships and Related Transactions

     Rebound Rubber Corp. (RRC) was acquired by the Company from D. Elroy Fimrite who is an officer and a director of the Company. RRC was subsequently sold back to Mr. Fimrite. These transactions are fully described in the notes to the audited financial statements presented in Item 7.

     Kentucky Financial Inc. is related to the Company by common directors. Kentucky Financial Inc. has, from time to time, provided funding to the Company and Rebound Rubber Corp. and, as at December 31, 1997, an amount of $172,323 was owing as described in the notes to the audited financial statements.

     Shina Investments Ltd. is wholly owned by a director of the Company. Shina Investments Ltd. provided administrative services during the year in the amount of $6,000 which remains unpaid.

     A stockholder has advanced $4,653 to the Company which remains unpaid at December 31, 1997.

Item 13. Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 15th day of April, 1998.


                                              UNITED TRANS-WESTERN, INC.
                                              (Registrant)


                                              By:  /s/ D. ELROY FIMRITE
                                                 -------------------------
                                                   D. Elroy Fimrite
                                                   President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                        CAPACITIES                     DATE
     ----                        ----------                     ----
/s/ MICHAEL C. PINCH             Secretary and Director         Apr. 15/98
-------------------------        Chief Financial Officer
    Michael C. Pinch


/s/ D. ELROY FIMRITE             President and Director         Apr. 15/98
-------------------------
    D. Elroy Fimrite