Form 10QSB
period 1998-03-31
UNITED TRANS WESTERN INC
filed 1998-07-01
CIK 316600

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


COMMISSION FILE NO. 0-9249


                           UNITED TRANS-WESTERN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          DELAWARE                                  75-1519286
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


          3795 CAREY ROAD
            SUITE 600,
VICTORIA, BRITISH COLUMBIA, CANADA                      V8Z 6T8
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (250) 475-6000


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]                No  [ ]

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

Class: Common Stock, $.01 par value
Outstanding at September 30, 1997: 8,859,155 shares

UNITED TRANS-WESTERN, INC.

INDEX

PART I.            FINANCIAL INFORMATION                          PAGE

        Item 1.    Financial Statements

                   Consolidated Balance Sheet at March 31, 1998     1

                   Consolidated Statement of Operations for the
                   Three Months Ended March 31, 1998 and 1997       2

                   Consolidated Statement of Cash Flows for the
                   Three Months Ended March 31, 1998 and 1997       3

                   Notes to Consolidated Financial Statements       4

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations    5

PART II.           OTHER INFORMATION

        Items 1 through 6                                           6

SIGNATURES                                                          7

                           UNITED TRANS-WESTERN, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS AT MARCH 31, 1998
                                  (Unaudited)

                                                                        1998
                                                                        ----
                                     ASSETS

CURRENT ASSETS

     Cash                                                           $       577
     Prepaid expenses                                                    75,000
                                                                    -----------
                                                                    $    75,577
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued expenses                          $   204,443
     Accruals to related parties                                         45,000
     Due to Kentucky Financial Inc.-Note 2                              169,217
                                                                    -----------
                                                                        418,660
                                                                    -----------
SHAREHOLDERS' EQUITY

     Authorized: 50,000,000 common shares with a
     par value of $.01                                                   88,588

     Issued: 8,859,155 shares                                         1,903,986

     Additional paid-in capital                                      (2,074,585)
                                                                    -----------
     Deficit                                                            (82,011)
                                                                    -----------
                                                                    $   336,649
                                                                    ===========

                           UNITED TRANS-WESTERN, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)

                                                     3 MONTHS       3 MONTHS
                                                       1998            1997
                                                       ----            ----
REVENUES                                            $      -       $       -
                                                    ----------     ----------

OPERATING COSTS AND EXPENSES

     General and administrative                         16,985        126,899
                                                    ----------     ----------

INCOME (LOSS) FROM OPERATIONS                          (16,985)      (126,899)

NON-OPERATING INCOME AND EXPENSE

     Interest                                               -              -
                                                    ----------     ----------

NET INCOME (LOSS)                                   $  (16,985)    $ (126,899)
                                                    ==========     ==========

NET INCOME (LOSS) PER COMMON SHARE                  $       -      $     0.01
                                                    ==========     ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                            8,859,155      8,859,155
                                                    ==========     ==========

                           UNITED TRANS-WESTERN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)

                                                     3 MONTHS        3 MONTHS
                                                        1998           1997
                                                     ---------       ---------
OPERATING ACTIVITIES

      Net Loss for the Period ....................   $(16,985)       $(126,899)
      Increase (Decrease) in non-cash
         working capital items
            - Decrease in accounts receivable ....      6,300               --
            - Increase (Decrease) in accounts
              payable ............................     10,547          (33,233)
                                                     ---------       ---------
                                                         (138)        (160,132)
                                                     ---------       ---------

INVESTING ACTIVITIES                                        --              --
                                                     ---------       ---------

FINANCING ACTIVITIES

      Proceeds from Shareholders                            --         160,000
                                                     ---------       ---------

NET INCREASE (DECREASE) IN CASH                           (138)           (132)

CASH, beginning of period                                  245           6,400
                                                     ---------       ---------

CASH, end of period                                  $     107       $   6,268
                                                     =========       =========

                           UNITED TRANS-WESTERN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT MARCH 31, 1998

NOTE 1. INVESTMENTS

        Rebound Rubber Corporation was a wholly-owned subsidiary of the Company during 1997. The sole shareholder of Rebound before the acquisition became an officer and director of the Company. Rebound acquired technology from the Guangzhou Research Institute for Utilization of Reclaimed Resources for the recycling and reactivation of used rubber. The Institute is located in the Peoples Republic of China and is registered there as a development unit for developing waste material recycling methods. In March, 1998, the Company returned its ownership interest in Rebound to the party from which it had been acquired and retained the right to use the reactivation process jointly with Rebound in the United States.

NOTE 2. DUE TO RELATED COMPANY

        Kentucky Financial Inc. is related to an officer and director of the Company. Kentucky advances funds and makes payments on behalf of the Company from time to time. The balance owing to Kentucky as at March 31, 1998 was $169,217. The balance is due on demand without interest.

                           UNITED TRANS-WESTERN, INC.
                             MANAGEMENT DISCUSSION
                              AS AT MARCH 31, 1998


During the quarter, the registrant sold back its wholly owned subsidiary, Rebound Rubber Corporation, to the party from whom it had originally been acquired. As a result of this sale, the registrant was relieved of the responsibility to fund the balance due for the technology purchased by the subsidiary. In consideration of its efforts to fund the project, the registrant retained the right to use the technology jointly with Rebound Rubber Corporation in the United States. Participation in joint ventures will be contingent on the registrant being able to finance its share of the capital investment required for each of the joint ventures which become available.

The registrant, together with Rebound Rubber Corporation, has identified several opportunities to establish shredding and grinding operations which will become the feedstock for a reactivation joint venture. A minimum of $1,500,000 will be required to adequately fund one complete operation. It is intended that this funding will be raised entirely by equity. Establishment of one complete shredding, grinding and reactivation plant is expected to be completed by the end of 1998.

The registrant has decided to dispose of its joint venture interest in the resource industry in China. A purchaser for this interest has not yet been located but preliminary negotiations have commenced with two parties. It is hoped that the proceeds of this disposition will be sufficient to cover the liabilities which are related to this investment.

The registrant had no gross revenue during the quarter and none is expected during the second quarter. Day to day operations are being funded by related parties.

UNITED TRANS-WESTERN, INC.


PART II.

OTHER INFORMATION


            Item 1      Legal Proceedings
                        none

            Item 2      Changes in Securities
                        none

            Item 3      Defaults Upon Senior Securities
                        none

            Item 4 Submission of Matters to a Vote of Security Holders none

            Item 5      Other Information
                        none

            Item 6      Exhibits and Reports of Form 8-K
                        none

UNITED TRANS-WESTERN, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


On April 30, 1998

UNITED TRANS-WESTERN, INC.

BY:  /s/ D. ELROY FIRMRITE
     ------------------------------
     D. Elroy Firmrite
     President


BY:  /s/ MICHAEL C. PINCH
     ------------------------------
     Michael C. Pinch
     Vice President and Chief Financial Officer