Form 10QSB
period 1998-06-30
UNITED TRANS WESTERN INC
filed 1998-10-23
CIK 316600

U.S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
      SECURITY EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

3795 Carey Road,
Suite 600,
Victoria, British Columbia, Canada                 V8Z 6T8
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (250) 475-6000

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [x]                                          No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

Class:  Common Stock, $.01 par value
Outstanding at September 30, 1997:  8,859,155 shares

UNITED TRANS-WESTERN, INC.


INDEX


PART I.                  FINANCIAL INFORMATION                            PAGE

             Item 1.     Financial Statements

                         Consolidated Balance Sheet at June 30, 1998      1

                         Consolidated Statement of Operations for the
                         Six Months Ended June 30, 1998 and 1997          2

                         Consolidated Statement of Cash Flows for the
                         Six Months Ended June 30, 1998 and 1997          3

                         Notes to Consolidated Financial Statements       4

             Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations    5

PART II.                 OTHER INFORMATION

             Items 1 through 6                                            6

SIGNATURES                                                                7

                           UNITED TRANS-WESTERN, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS AT JUNE 30, 1998
                                   (UNAUDITED)

                                                                                          1998
                                                                                      -----------

                                     ASSETS

CURRENT ASSETS

             Cash                                                                     $       290
             Prepaid expenses                                                              75,000
                                                                                      -----------

                                                                                      $    75,290
                                                                                      ===========




                       LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES

             Accounts payable and accrued expenses                                    $   206,503
             Accruals to related parties                                                   60,000
             Due to Kentucky Financial Inc. - Note 2                                      162,616
                                                                                      -----------
                                                                                          429,119
                                                                                      -----------

SHAREHOLDERS' EQUITY

             Authorized:  50,000,000 common shares with a par value of $.01

             Issued:  8,859,155 shares                                                     88,588

             Additional paid-in capital                                                 1,918,366

             Deficit                                                                   (2,360,783)
                                                                                      -----------
                                                                                         (353,829)
                                                                                      -----------
                                                                                      $    75,290
                                                                                      ===========

                           UNITED TRANS-WESTERNS, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


                                                  6 MONTHS              6 MONTHS              3 MONTHS              3 MONTHS
                                                     1998                  1997                  1998                  1997
                                                 -----------           -----------           -----------           -----------


REVENUE                                          $      --             $      --             $      --             $      --
                                                 ---------------------------------           ---------------------------------

OPERATING COSTS AND EXPENSES

             General and administrative               41,641               187,017                24,799               126,899
                                                 ---------------------------------           ---------------------------------

INCOME (LOSS) FROM OPERATIONS                        (41,641)             (187,017)              (24,799)             (126,899)

NON-OPERATING INCOME AND EXPENSE

             Interest                                   --                    --                    --                    --
                                                 ---------------------------------           ---------------------------------

NET INCOME (LOSS)                                $   (41,641)          $  (187,017)          $   (24,799)          $  (126,899)
                                                 =================================           =================================

NET INCOME (LOSS) PER COMMON
SHARE                                            $      --             $      --             $      --             $      --
                                                 =================================           =================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          8,859,155             8,859,155             8,859,155             8,859,155
                                                 =================================           =================================

                           UNITED TRANS-WESTERN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


                                                         6 MONTHS              6 MONTHS
                                                           1998                  1997
                                                       -----------           -----------

OPERATING ACTIVITIES

             Net Loss for the Period                   $   (41,641)          $  (187,017)
             Increase (Decrease) in non-cash
                working capital items                       27,306             1,022,922

                                                       -----------           -----------
                                                           (14,335)              835,905
                                                       -----------           -----------



INVESTING ACTIVITIES

             Acquisition of rubber technology                 --              (1,000,929)
                                                       -----------           -----------


FINANCING ACTIVITIES

             Proceeds from Shareholders                     14,380               160,000
                                                       -----------           -----------

NET INCREASE (DECREASE) IN CASH                                 45                (5,024)

CASH, beginning of period                                      245                 6,400
                                                       -----------           -----------

CASH, end of period                                    $       290           $     1,376
                                                       ===========           ===========

                           UNITED TRANS-WESTERN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT JUNE 30, 1998


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


NOTE 2.  DUE TO RELATED COMPANY

               Kentucky Financial Inc. is related to an officer and director of the Company. Kentucky advances funds and makes payments on behalf of the Company from time to time. The balance owing to Kentucky as at June 30, 1998 was $162,616. The balance is due on demand without interest.

                           UNITED TRANS-WESTERN, INC.
                              MANAGEMENT DISCUSSION
                               AS AT JUNE 30, 1998


               The registrant has signed an agreement with Rebound Rubber Corporation to participate in joint ventures for the reactivation of crumb rubber in the United States. It is anticipated that the registrant will either acquire or establish shredding and grinding facilities and transfer raw materials to the reactivation joint venture at a negotiated fair market price. Establishment of at least one plant before the end of 1998 in the United States is anticipated. Equity funding will be used to finance these facilities.

               As reported previously, the registrant has negotiated the sale of its joint venture interest in resource properties in China to the former joint venture partner. Final documentation and approvals are pending. This sale releases the registrant from joint venture obligations to further fund the project and to pay the existing liabilities which have been incurred by the joint venture. In addition, the registrant will recover its investment in the project of about $135,000 from future project revenues. There is no indication of when revenues from the project can be expected. Also, the registrant has retained a .04% Overriding Royalty Interest in the project.

               The registrant had no gross revenue during the quarter and none is expected during the third quarter. Day to day operations are being funded by related parties.

UNITED TRANS-WESTERN, INC.

PART II,

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



on July 13, 1998


UNITED TRANS-WESTERN, INC.


BY:          "D E Fimrite"
             ------------------------------------

             D. Elroy Firmrite
             President


BY:          "Michael C. Pinch"
             ------------------------------------

             Michael C. Pinch
             Secretary and Chief Financial Officer