Form 10QSB
period 1998-09-30
UNITED TRANS WESTERN INC
filed 1998-10-23
CIK 316600

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
      SECURITY EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Class:  Common Stock, $.01 par value
Outstanding at September 30, 1998:  8,859,155 shares

UNITED TRANS-WESTERN, INC.


INDEX


PART I.                FINANCIAL INFORMATION                              PAGE

           Item 1.     Financial Statements

                       Consolidated Balance Sheet at September 30, 1998     1

                       Consolidated Statement of Operations for the
                       Nine Months Ended September 30, 1998 and 1997        2

                       Consolidated Statement of Cash Flows for the
                       Nine Months Ended September 30, 1998 and 1997        3

                       Notes to Consolidated Financial Statements           4

           Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        5

PART II.               OTHER INFORMATION

           Items 1 through 6                                                6

SIGNATURES                                                                  7

                           UNITED TRANS-WESTERN, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                                         1998
                                                                                     -----------

                                     ASSETS

CURRENT ASSETS

             Cash                                                                    $       110
             Prepaid expenses                                                             75,000
                                                                                     -----------

                                                                                     $    75,110
                                                                                     ===========




                       LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES

             Accounts payable and accrued expenses                                   $   221,946
             Accruals to related parties                                                  93,000
             Due to Kentucky Financial Inc. - Note 2                                     162,816
                                                                                     -----------
                                                                                         477,762
                                                                                     -----------

SHAREHOLDERS' EQUITY

             Authorized:  50,000,000 common shares with a par value of $.01

             Issued:  8,859,155 shares                                                    88,588

             Additional paid-in capital                                                1,918,366

             Deficit                                                                  (2,409,606)
                                                                                     -----------
                                                                                        (402,652)
                                                                                     -----------
                                                                                     $    75,110
                                                                                     ===========

                           UNITED TRANS-WESTERNS, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                  9 MONTHS              9 MONTHS              3 MONTHS              3 MONTHS
                                                    1998                  1997                  1998                  1997
                                                 -----------           -----------           -----------           -----------


REVENUE                                          $      --             $      --             $      --             $      --
                                                 ---------------------------------           ---------------------------------

OPERATING COSTS AND EXPENSES

             General and administrative               90,464               204,434                48,823                17,417
                                                 ---------------------------------           ---------------------------------

INCOME (LOSS) FROM OPERATIONS                        (90,464)             (204,434)              (48,823)              (17,417)

NON-OPERATING INCOME AND EXPENSE

             Interest                                   --                    --                    --                    --
                                                 ---------------------------------           ---------------------------------

NET INCOME (LOSS)                                $   (90,464)          $  (204,434)          $   (48,823)          $   (17,417)
                                                 =================================           =================================

NET INCOME (LOSS) PER COMMON
SHARE                                            $      --             $      --             $      --             $      --
                                                 =================================           =================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          8,859,155             8,859,155             8,859,155             8,859,155
                                                 =================================           =================================

                           UNITED TRANS-WESTERN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                      9 MONTHS            9 MONTHS
                                                         1998                1997
                                                      ---------           ---------

OPERATING ACTIVITIES

             Net Loss for the Period                  $ (90,464)          $(204,434)
             Increase (Decrease) in non-cash
                working capital items                    75,949              38,611

                                                      ---------           ---------
                                                        (14,515)           (165,823)
                                                      ---------           ---------



INVESTING ACTIVITIES

                                                            --                  --
                                                      ---------           ---------


FINANCING ACTIVITIES

             Proceeds from Shareholders                  14,380             160,000
                                                      ---------           ---------

NET INCREASE (DECREASE) IN CASH                            (135)             (5,823)

CASH, beginning of period                                   245               6,400
                                                      ---------           ---------

CASH, end of period                                   $     110           $     577
                                                      =========           =========

                           UNITED TRANS-WESTERN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS AT SEPTEMBER 30, 1998


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


NOTE 2.  DUE TO RELATED COMPANY

               Kentucky Financial Inc. is related to an officer and director of the Company. Kentucky advances funds and makes payments on behalf of the Company from time to time. The balance owing to Kentucky as at June 30, 1998 was $162,816. The balance is due on demand without interest.

                           UNITED TRANS-WESTERN, INC.
                              MANAGEMENT DISCUSSION
                            AS AT SEPTEMBER 30, 1998


               The registrant and its joint venture partner in Ohio continued their efforts to establish a reactivation plant for crumb rubber in Ohio. Equipment has been located and premises suitable for the reactivation operation and office facilities have been identified. Several options for debt financing as well as equity financing are being pursued and it is expected that, ultimately, the plant will be funded with a combination of both debt and equity. The first plant could be operational as early as November subject to required funding being available.

               The registrant has also entered into negotiations with a shredding and grinding facility in Texas. These combined operations have access or ownership to more than 150,000 tons of rubber shred which would be suitable for an expanded crumbing and reactivation plant.

               It is intended that a reactivation plant be added to the above operations which would be capable of reactivating the current production of the grinding facility. This production would be increased later with additional capital investment.

               The registrant had no gross revenue during the quarter. Gross revenues are anticipated in the fourth quarter, day to day operations are being funded by related parties.

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



on October 18, 1998


UNITED TRANS-WESTERN, INC.


BY:          "D E Fimrite"
             ------------------------------------

             D. Elroy Firmrite
             President


BY:          "Michael C. Pinch"
             ------------------------------------

             Michael C. Pinch
             Secretary and Chief Financial Officer