Form 10KSB40
period 1998-12-31
UNITED TRANS WESTERN INC
filed 1999-04-23
CIK 316600

                                  FORM 10-KSB

                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

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

                          YES [X]        NO [ ]

        The registrant's revenues for its most recent fiscal year were zero.

        The aggregate market value of the voting stock held by nonaffiliates of the registrant is not presently determinable. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters."

        The number of shares outstanding of each of the registrant's classes of common stock, as of April 15, 1999, was 8,859,155 shares of common stock.

        Transactional Small Business Disclosure Format (check one):

                          YES [X]        NO [ ]



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

        In early 1997, the Company privately placed 160,000 shares of newly issued common stock for $160,000. Substantially all of this amount was used to pursue a joint venture interest with a regional Chinese energy company through the Company's subsidiary UTW China Ltd. The interest in the subsidiary and resource property was disposed of during 1998 with the accumulated debt being assumed by the purchaser. The purchaser, First Oil Limited, has assumed full responsibility to move the project forward. United Trans-Western, Inc. has retained a 0.4% overriding royalty interest in the project. Further, there is provision for United Trans-Western, Inc. to recover its investment of $134,582 from future revenues from the project. There is no indication as to when revenues can be expected.

BUSINESS ACTIVITY

        During the year, the Company focused mainly on the development of shredding and grinding of used tires. Extensive negotiations leading to an interim agreement to acquire an existing shredding and grinding operation in Texas were undertaken. This operation has an existing stockpile of 150,000 tons of shredded rubber which would be valuable for grinding and supplying to the proposed rubber reactivation plant. After the completion of due diligence, management decided to defer this acquisition pending a restructuring of this operation and further development of reactivation facilities.

        In March, 1998, the Company retained joint venture rights as a joint venture partner with Rebound Rubber Corporation. These were usage rights of the proprietory technology owned by Rebound Rubber Corporation within the United States. Extensive efforts for the funding of a reactivation facility either by debt, equity or a combination of both was not successful. In December, 1998, the Company received an offer from Landstar, Inc. to acquire its joint venture interest for $100,000 and 8,500,000 shares of Landstar, Inc. This offer has been accepted by the Company and will close in 1999. In addition, the Company has verbally agreed with Landstar, Inc. to supply crumb rubber to reactivation plants as they are set up. Formal contracts will be negotiated on a plant by plant basis.

        During 1999, management will be identifying existing shredding and grinding operations in order to meet its commitment to Landstar, Inc. to supply crumb rubber to reactivation plants. Negotiations will be reopened with the Texas operations in an effort to renegotiate terms for the acquisition of this operation.


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

Item 4. Submission of Matters to a Vote

        During the fourth quarter of the year ended December 31, 1998, no matters were submitted to a vote of security holders through solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

        The Company shares are currently traded over the counter on the Canadian Dealer Network (CDN) with the trading symbol UTWI. As at April 15, 1999, there were approximately 900 record shareholders of the common stock of the Company. The Company has not paid dividends on its common stock and the Board of Directors presently intends to continue the policy of retaining any earnings for use in the Company's operations.

Item 6. Management's Discussion and Analysis of Plan of Operation

Plan of Operation

        The Company will be actively identifying target shredding and grinding operations for possible acquisition as soon as working capital is available. This will be provided in part on the closing of the sale to Landstar, Inc. At the first available opportunity, the management of the Texas plant will be approached to renegotiate the acquisition of that operation. Previous due diligence indicates that substantial funding will be required in order to upgrade facilities and increase production of crumb rubber to the levels anticipated to be required by Landstar, Inc.

        It is intended that the sole focus of the Company be the shredding and grinding of used tires for the production and supply of crumb rubber to Landstar, Inc.

Management's Discussion and Analysis

Results of Operations

        The Company had no operating revenues during 1998. Nevertheless, the Company has created and preserved significant equity by accepting the Landstar, Inc. offer. The ownership of 8,500,000 shares makes the Company the largest shareholder of Landstar, Inc. and will benefit from the expected future development of their reactivation plants. In addition, the Company will be able to grow contemporaneously with Landstar, Inc. through the steady supply of raw material.

        The Company incurred expenses of $100,237 during the year. This amount is net of recoveries of expense previously incurred by a subsidiary company, UTW (China) Limited. Other expenses were incurred for professional fees, management and directors fees accrued, investor relations and general and administrative expenses.

Item 7. Financial Statements

        Audited financial statements for the year ended December 31, 1998 are attached herewith.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        For the fiscal year ended December 31, 1998, there were no disagreements between the Company and Hein + Associates LLP on matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein + Associates LLP would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

        The following table sets forth certain information as of April 15, 1999 concerning the directors and executive officers of the Company:

   Name                     Age                 Position
   ----                     ---                 --------
D. Elroy Fimrite            49                  President,  Director and CEO

Scott B. Randolph           46                  Vice-president and Director

Michael Pinch, CA           54                  Secretary and Director

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

Scott B. Randolph - Director and Vice President since May, 1997. Mr. Randolph has been project manager for OCGI Management, Inc. for 25 years and has extensive experience in the oil and gas industry.

Michael C. Pinch - Secretary and Chief Financial Officer since June 1997 and director since November, 1997. Mr. Pinch has served as a director and financial consultant to several private and public companies over the past several years and currently focuses on the management and administration of public companies.

Item 10. Executive Compensation

        Management salaries of $72,000 were accrued to the two senior officers of the Company but remain unpaid. Directors fees of $1,000 per month for each month of service was accrued but remained unpaid as at December 31, 1998.

        The Company has no formal employment agreement with any of its officers or directors as at December 31, 1998. The Company has no retirement, profit sharing, pension or insurance plans covering them. No officer received any bonus, restricted stock award, options or stock appreciation rights, long-term incentive plan payouts, insurance or other benefits from the Company during the year ended December 31, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information indicating the Common Stock beneficially owned as of April 15, 1999, by each director, by all officers and directors as a group and by each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock:


                                Amount and Nature of         Percent of
Name                          Beneficial Ownership(1)(2)        Class
----                          --------------------------     -----------
J. W. Brown                           1,009,459(3)               11.39

D. Elroy Fimrite                         92,300                   0.96

Michael C. Pinch                         16,000                   0.02



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

Item 12. Certain Relationships and Related Transactions


        Kentucky Financial Inc. is related to the Company by common directors. Kentucky Financial Inc. provided funding to the Company and, as at December 31, 1998, an amount of $172,688 was owing as described in the notes to the audited financial statements.

        Shina Investments Ltd. is wholly owned by a director of the Company. Shina Investments Ltd. is owed $6,000 as at December 31, 1998 for administrative services provided in the previous year.

        A stockholder has advanced $4,653 to the Company which remains unpaid at December 31, 1998.

Item 13. Exhibits and Reports on Form 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 15th day of April, 1999.


                                        UNITED TRANS-WESTERN, INC.
                                        (Registrant)



                                        By: /s/  D. ELROY FIMRITE
                                           -------------------------------------
                                           D. Elroy Fimrite
                                           President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              NAME                                CAPACITIES                          DATE
              ----                                ----------                          ----
/s/  D. ELROY FIMRITE                             President and Director              Apr. 15/99
----------------------------------                CEO
D. Elroy Fimrite

/s/ MICHAEL C. PINCH                              Secretary and Director              Apr. 15/99
---------------------------------                 CFO
Michael C. Pinch

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
United Trans-Western, Inc.

We have audited the accompanying consolidated balance sheet of United Trans-Western, Inc. as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Trans-Western, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, in January 1994 the Company sold substantially all of its oil and gas properties. Subsequent to the sale, the Company has been without significant assets or business operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans for the Company are discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HEIN + ASSOCIATES LLP

Dallas, Texas
April 12, 1999

                           UNITED TRANS-WESTERN, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998

                                     ASSETS


CURRENT ASSET -
Cash                                                               $        13
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                           $   141,907
   Advances from and accrued expenses due related parties              270,532
                                                                   -----------
     Total current liabilities                                         412,439
STOCKHOLDERS' DEFICIT:
   Common stock, $.01 par value; 50,000,000 shares authorized,
       8,852,842 shares issued and outstanding                          88,588
   Additional paid-in capital                                        1,918,366
   Accumulated deficit                                              (2,419,380)
                                                                   -----------
        Total stockholders' deficit                                   (412,426)
                                                                   -----------
        Total liabilities and stockholders' deficit                $        13
                                                                   ===========



              See accompanying notes to these financial statements.

                           UNITED TRANS-WESTERN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                             1998             1997
                                                         -----------      -----------
REVENUES                                                 $        --      $        --

COSTS AND EXPENSES:
   Oil and gas exploration project expenses                       --          105,843
   General and administrative                                205,039          343,036
   Interest expense, net                                          83              113
                                                         -----------      -----------
        Total Costs and Expenses                             205,122          448,992
                                                         -----------      -----------
LOSS FROM CONTINUING OPERATIONS                             (205,122)        (448,992)
DISCONTINUED OPERATIONS - gain on disposal of
   subsidiary                                                104,885               --
                                                         -----------      -----------
NET LOSS                                                 $  (100,237)     $  (448,992)
                                                         ===========      ===========
LOSS PER SHARE (Basic and diluted):
   Continuing operations                                 $      (.02)     $      (.05)
                                                         ===========      ===========
   Net loss                                              $      (.01)     $      (.05)
                                                         ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       8,858,842        8,832,436
                                                         ===========      ===========




              See accompanying notes to these financial statements.

                           UNITED TRANS-WESTERN, INC.


           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

          FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 31, 1998


                                         Common Stock           Additional
                                ---------------------------       Paid-in       Accumulated
                                   Shares         Amount          Capital         Deficit           Total
                                -----------     -----------     -----------     -----------      -----------
BALANCES, January 1, 1997         8,698,842     $    86,988     $ 1,739,286     $(1,870,151)     $   (43,877)

Sale of 160,000 shares              160,000           1,600         158,400              --          160,000

Contributed capital                      --              --           6,300              --            6,300

Net loss                                 --              --              --        (448,992)        (448,992)
                                -----------     -----------     -----------     -----------      -----------

BALANCES, December 31, 1997       8,858,842          88,588       1,903,986      (2,319,143)        (326,569)

Contributed capital                      --              --          14,380              --           14,380

Net loss                                 --              --              --        (100,237)        (100,237)
                                -----------     -----------     -----------     -----------      -----------

BALANCES, December 31, 1998       8,858,842     $    88,588     $ 1,918,366     $(2,419,380)     $   412,426
                                ===========     ===========     ===========     ===========      ===========



              See accompanying notes to these financial statements.

                           UNITED TRANS-WESTERN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                    1998           1997
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $(100,237)     $(448,992)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Gain on disposal of subsidiary                            (104,885)            --
        Amortization expense                                            --         15,000
        Change in other current assets                              75,000             --
        Change in accounts payable and accrued expenses            113,195        186,514
                                                                 ---------      ---------
            Net cash used in operating activities                  (16,927)      (247,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (repayments) of advances from related parties           (3,985)        81,323
   Capital contributions, including collection of receivable        20,680             --
   Proceeds from issuance of stock                                      --        160,000
                                                                 ---------      ---------
            Net cash provided by financing activities               16,695        241,323
                                                                 ---------      ---------
NET DECREASE IN CASH                                                  (232)        (6,155)
CASH AT BEGINNING OF YEAR                                              245          6,400
                                                                 ---------      ---------
CASH AT END OF YEAR                                              $      13      $     245
                                                                 =========      =========




              See accompanying notes to these financial statements.

                           UNITED TRANS-WESTERN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      NATURE OF OPERATIONS AND BASIS OF PRESENTATION

        United Trans-Western, Inc. ("UTW" or the "Company") emerged from bankruptcy on August 29, 1986. The Company is incorporated in Delaware and until January 1994 was engaged in oil and gas producing activities. In January 1994 the Company sold all of its oil and gas properties and paid most of its liabilities. In January 1997, an 80% owned subsidiary UTW-China, was created to purchase and develop properties owned by the government of the People's Republic of China. The Company did not proceed beyond the initial phase of this project, and sold its rights in 1998 to rework certain oil fields in China. Rebound Rubber Corporation ("RRC") was a wholly-owned subsidiary of the Company during 1997. RRC has acquired technology from the Guangzhou Research Institute for Utilization of Reclaimed Resources (Guangzhou Institute) for the recycling and reactivation of used rubber. The Guangzhou Institute is located in the People's Republic of China and is registered there as a research development unit for developing waste material recycling methods. During 1998 the Company returned its ownership interest in RRC to the party from which it had been acquired and retained certain rights to the technology as explained in Note 3. As also explained in Note 3, all assets, liabilities and expenses of RRC have been removed from these financial statements.

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

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiary until its disposal in 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

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

        Going Concern

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above, in January 1994 the Company sold substantially all of its oil and gas properties. Subsequent to the sale, the Company has been without significant assets or business operations, which raises substantial doubt about its ability to continue as a going concern. Management intends to attempt to acquire businesses or assets by issuing Company stock or by arranging financing with third parties in order to return the Company to the status of an operating business concern. As described in Note 1, the Company entered into two business ventures in China in 1997, neither of which are currently being actively

                           UNITED TRANS-WESTERN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        pursued by the Company. Funding received by the Company in 1998 and 1997 has been provided primarily by a related party.

        Use of Estimates

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

3.      INVESTMENT IN RRC

        During 1997, the Company acquired 100% of the outstanding shares of RRC for $1,000. RRC's sole stockholder became an officer and director of the Company. RRC had obtained the exclusive right to use certain technology developed by the Guangzhou Institute (see Note 1). RRC acquired the technology rights with an initial payment of $310,000 in April 1997. The balance of $590,000 was due prior to December 31, 1997; however, extensions were obtained and the final payment was made in April 1998. The agreement with the Guangzhou Institute anticipates the use of this technology in the recycling and reactivation of used rubber tires and other products, as well as the further development of the existing technology. As explained in Note 1, subsequent to December 31, 1997, RRC was returned to the individual from whom it was acquired. However, the Company retained the right to use the technology jointly with RRC in consideration of efforts and certain costs incurred by UTW on behalf of RRC. UTW agreed to sell its rights to the technology to a third party in January 1999. All expenditures of RRC were advanced by KFI (see Note 5). Since the Company's control of RRC was temporary, the accounts of RRC were removed from the Company's financial statements as of December 31, 1997.

4.      INTEREST IN UTW-CHINA

        The Company had an interest in rights to rework certain oil fields in China through a subsidiary as described in Note 1. The Company sold its interest in the subsidiary in 1998 and recorded a gain on discontinued operations of $104,885. The Company's costs in connection with this project of about $135,000 had been charged to operations in 1997. The party that acquired the subsidiary agreed to pay the Company for its costs out of 50% of revenue generated from the project, if any.

5.      RELATED PARTY TRANSACTIONS

        During 1997, Kentucky Financial, Inc. (KFI), which is affiliated with the officer and director who sold to the Company and later reacquired RRC, made advances in the amount of $310,000 on behalf of RRC for transactions with Guangzhou Institute (see Note 3). In addition, KFI provided funding to RRC in 1997 of $100,000 for development costs and $112,900 for administrative costs. As explained in Note 3, the advances applicable to RRC of $522,900 have not been reflected in the accompanying financial statements. KFI and other related parties (directors and stockholders) also made advances in 1998 and 1997 to the Company for operating expenses and are due certain amounts for directors fees and management fees. The total due related parties at December 31, 1998 was $270,532. These advances are non-interest bearing and contain no specific repayment terms.

                           UNITED TRANS-WESTERN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      COMMON STOCK

        The Company issued 160,000 shares of common stock in a private placement in February 1997 for $160,000 in cash.

        In 1997, certain stockholders of the Company sold shares of the Company for which rules of the Securities and Exchange Commission deemed there to be profits totaling approximately $21,000, which were required to be contributed to the Company. Of this amount, $6,300 and $14,380 were reflected as capital contributions in 1998 and 1997, respectively.

7.      INCOME TAXES

        The Company had substantial Federal income tax net operating loss carryforwards, statutory depletion carryforwards and investment tax credit carryforwards available at December 31, 1998. However, following a change in control of the Company in January 1994, use of the carryforwards were severely limited. Net operating loss carryforwards subsequent to the change in control, which may be applied to offset future taxable income, amounted to approximately $660,000 at December 31, 1998 and will expire in 2010 through 2018.

        The components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 were as follows:


                                                                       DECEMBER 31
                                                                 ------------------------
                                                                    1998           1997
                                                                 ---------      ---------
        Deferred tax asset - net operating loss carryforward     $ 225,000      $ 200,000
        Less valuation allowance                                  (225,000)      (200,000)
                                                                 ---------      ---------
        Net deferred tax                                         $       -      $       -
                                                                 =========      =========