Form 10QSB
period 1999-03-31
UNITED TRANS WESTERN INC
filed 1999-06-17
CIK 316600

                     U.S SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
       SECURITY EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

Class:  Common Stock, $.01 par value
Outstanding at March 31, 1999:  8,859,155 shares

UNITED TRANS-WESTERN , INC.


INDEX

PART I.                   FINANCIAL INFORMATION                             PAGE

             Item 1.      Financial Statements

                          Consolidated Balance Sheet at March 31, 1999       1

                          Consolidated Statement of Operations for the
                          Three Months Ended March 31, 1999 and 1998         2

                          Consolidated Statement of Cash Flows for the
                          Three Months Ended March 31, 1999 and 1998         3

                          Notes to Consolidated Financial Statements         4

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations      5

PART II.                  OTHER INFORMATION

                Items 1 through 6                                            6

SIGNATURES                                                                   7

                           UNITED TRANS-WESTERN, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS AT MARCH 31, 1999
                                   (UNAUDITED)

                                                                       1999
                                                                       -----

                                     ASSETS

CURRENT ASSETS

         Cash                                                              $ 117
         Accounts receivable                                             100,000
                                                                     -----------
                                                                         100,117
                                                                     -----------
INVESTMENTS - Note 1                                                   2,125,000
                                                                     -----------

                                                                     $ 2,225,117
                                                                     ===========

                       LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES

        Accounts payable and accrued expenses                          $ 132,258
        Accruals to related parties                                      140,000
        Due to Kentucky Financial Inc. - Note 2                          179,458
                                                                     -----------
                                                                         451,716
                                                                     -----------

SHAREHOLDERS' EQUITY

        Authorized: 50,000,000 commons shares with a par value of $.01

        Issued:  8,859,155 shares                                         88,588

        Additional paid-in capital                                     1,918,366

        Deficit                                                        (233,553)
                                                                     -----------
                                                                       1,773,401
                                                                     -----------
                                                                     $ 2,225,117
                                                                     ===========

                           UNITED TRANS-WESTERNS, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31 1999
                                   (UNAUDITED)

                                                  3 MONTHS          3 MONTHS
                                                    1999              1998
                                                 -----------        -----------

REVENUE                                          $         -        $         -
                                                 -----------        -----------

OPERATING COSTS AND EXPENSES

        General and administrative                    39,158             16,985
                                                 -----------        -----------

INCOME (LOSS) FROM OPERATIONS                        (39,158)           (16,985)
                                                 -----------        -----------

NON-OPERATING INCOME AND EXPENSE
        Interest                                          15                  -
        Sale of joint venture interest - Note 1   (2,225,000)                 -
                                                 -----------        -----------
                                                  (2,224,985)                 -
                                                 -----------        -----------
NET INCOME (LOSS)                                $ 2,185,827        $   (16,985)
                                                 ===========        ===========

NET INCOME(LOSS)PER COMMON
SHARE                                            $      0.25        $         -
                                                 ===========        ===========


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          8,859,155          8,859,155
                                                 ===========        ===========

                           UNITED TRANS-WESTERN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                  3 MONTHS           3 MONTHS
                                                    1999              1998
                                                 -----------       ------------

OPERATING ACTIVITIES

        Net Income (Loss) for the Period         $ 2,185,827          $ (16,985)
        Increase (Decrease) in non-cash
          working capital items
          - Increase in accounts receivable         (100,000)             6,300
          - Increase in accounts payable              39,277             10,547
                                                           -
                                                 -----------        -----------
                                                   2,125,104               (138)
                                                 -----------        -----------

INVESTING ACTIVITIES

        Investment in Landstar, Inc.              (2,125,000)                 -
                                                 -----------        -----------


FINANCING ACTIVITIES

        Proceeds from Shareholders                         -                  -
                                                 -----------        -----------

NET INCREASE (DECREASE) IN CASH                          104               (138)

CASH, beginning of period                                 13                245
                                                 -----------        -----------

CASH, end of period                              $       117        $       107
                                                 ===========        ===========

                           UNITED TRANS-WESTERN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT MARCH 31, 1999


NOTE 1.  INVESTMENTS

            During the quarter, the Company completed the sale of its joint venture interest with Rebound Rubber Corporation. The agreed sale price was $100,000 cash and 8,500,000 shares of Landstar, Inc. at a deemed price of $.25 per share bringing the total selling price to $2,250,000. The Landstar shares will be held under a pooling agreement which will restrict their sale for a minimum period of two years. Sales subsequent to this hold period will be limited by the applicable Securities and Exchange Commission rules.



NOTE 2.  DUE TO RELATED COMPANY

            Kentucky Financial Inc. is related to an officer and director of the Company. Kentucky advances funds and makes payments on behalf of the Company from time to time. The balance owing to Kentucky as at March 31, 1999 was $179,458. The balance is due on demand without interest.

                           UNITED TRANS-WESTERN, INC.
                              MANAGEMENT DISCUSSION
                              AS AT MARCH 31, 1999


During the quarter, the registrant completed the sale of its joint venture interest with Rebound Rubber Corporation. Details of this transaction are described in the notes to the financial statements.

It is the intention of the registrant to establish shredding and grinding facilities for the purpose of supplying Landstar, Inc. crumb rubber in the quantities and to specifications required for their rubber activation business. The acquisitions of Texas Crumb Industries, LLC and Environmental Recovery and Recycling, Inc. were not completed pending the completion of the Landstar, Inc. transaction. The registrant intends to renegotiate the acquisition terms or restructure the acquisition as a joint venture. The registrant is actively researching additional acquisitions of tire recycling and crumbing operations.

The registrant had no gross revenue from operations during the quarter. The sale of the joint venture interest will provide some funds for working capital and debt repayment. Until an operating cash flow is established, day to day operations will be continued to be funded by related parties.

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



on May 14, 1999


UNITED TRANS-WESTERN, INC.


BY:      D. E. Fimrite
         ------------------------------------------

         D. Elroy Firmrite
         President


BY:      M. C. Pinch
         ------------------------------------------

         Michael C. Pinch
         Vice President and Chief Financial Officer