Form 10QSB
period 1999-06-30
UNITED TRANS WESTERN INC
filed 1999-10-19
CIK 316600

U.S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
 SECURITY EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). amd (2) has been subject to such filing requirements for the past 90 days.

Yes [x]                                 No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

Class:  Common Stock, $.01 par value
Outstanding at June 30, 1999:  8,859,155 shares

UNITED TRANS-WESTERN , INC.

INDEX

PART I.             FINANCIAL INFORMATION                       PAGE
          Item 1.   Financial Statements

                    Consolidated Balance Sheet at June 30, 1999   1

                    Consolidated Statement of Operations for the
                    Six Months Ended June 30, 1999 and 1998       2

                    Consolidated Statement of Cash Flows for the
                    Six Months Ended June 30, 1999 and 1998       3

                    Notes to Consolidated Financial Statements    4

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operation  5

PART II.            OTHER INFORMATION
          		Items 1 through 6                         6

			SIGNATURES                    		  7




                                   UNITED TRANS-WESTERN, INC.
                                   CONSOLIDATED BALANCE SHEET
                                   AS AT JUNE 30, 1999
                                   (Unaudited)

	                                       	    1999
									                                    -----

                                   ASSETS


CURRENT ASSETS
          Cash                                       $       133

INVESTMENTS - Note 1
								 	                                             2,125,000
                                                     	-----------
   								                                          $ 2,125,133
								                                             	===========


                 LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES

      Accounts payable and accrued expenses      		     $129,908
      Accruals to related parties                	   	   171,000
      Due to Kentucky Financial Inc. - Note 2             89,495
							                                            		-----------
                                                     	   390,403
							                                            		-----------


SHAREHOLDERS' EQUITY

      Authorized:  50,000,000 commons shares with
                   a par value of $.01

      Issued:  8,859,155 shares                           88,588

      Additional paid-in capital                     	 1,918,366

      Deficit                                        	  (272,224)
								                                             	-----------
                                                       1,734,730
									                                             -----------
                                                      $2,125,133
								                                             	===========

                           UNITED TRANS-WESTERNS, INC
                 CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)

                                6 MONTHS    6 MONTHS     3 MONTHS    3 MONTHS
                                  1999        1998         1999        1998
               	                  ----        ----        ----         ----
REVENUE                          $  -         $  -        $   -       $  -

OPERATING COSTS AND EXPENSES
 General and administrative        77,805      41,641       38,647     24,799
                       					       ------      ------       ------    -------
INCOME (LOSS) FROM OPERATION      (77,805)    (41,641)     (38,647)   (24,799)
					                             --------    --------     --------   --------
NON-OPERATING INCOME AND EXPENSE
 Interest                               39         -             24        -
 Sale of joint venture interest (2,225,000)        -              -        -                    Note 1
				                            -----------   --------       -------  -------
                                (2,224,961)        -             24        -
				                            -----------   --------     --------  --------
NET INCOME (LOSS)               $2,147,156    (41,641)    $(38,671)  $(24,799)
				                            ===========  =========   =========   =========
NET INCOME(LOSS)PER COMMON
SHARE                           $     0.24    $   -       $  -         $   -
				                               ========   ========  =========   =========
WEIGHTED AVERAGE NUMBER OF
COMMONSHARES OUTSTANDING         8,859,155   8,859,155   8,859,155  8,859,155
				                             =========   =========  =========   =========

                      UNITED TRANS-WESTERN, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (Unaudited)

                                          6 MONTHS         6 MONTHS
                                            1999              1998
					                                       ----		            ----
OPERATING ACTIVITIES
    Net Income (Loss) for the Period     $2,147,156           $(41,641)
    Increase (Decrease) in non-cash
       working capital items                (22,036)            27,306
					                                     ----------		         --------
                                           2,125,120           (14,335)
					                                     ----------		         --------
INVESTING ACTIVITIES
       Investment in Landstar, Inc.       (2,125,000)               -
					                                     -----------		        --------
FINANCING ACTIVITIES
       Proceeds from Shareholders               -                14,380
					                                     -----------		        --------

NET INCREASE (DECREASE) IN CASH                  120                 45

CASH, beginning of period                         13                245
				                                    	 -----------		        --------
CASH, end of period                      $       133           $    290
					                                     ===========		        ========

                           UNITED TRANS-WESTERN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT JUNE 30, 1999
NOTE 1.  INVESTMENTS

         The Company has now completed the sale of its joint venture interest with Rebound Rubber Corporation. The agreed sale price was $100,000 cash and 8,500,000 shares of Landstar, Inc. at a deemed price of $.25 per share bringing the total selling price to $2,250,000. The Landstar shares will be held under a pooling agreement which will restrict their sale for a minimum period of two years. Sales subsequent to this hold period will be limited by the applicable Securities and Exchange Commission rules.

NOTE 2.  DUE TO RELATED COMPANY

         Kentucky Financial Inc. is related to a former officer and director of the Company. Kentucky advances funds and makes payments on behalf of the Company from time to time. The balance owing to Kentucky as at June 30, 1999 was $89,495. The balance is due on demand without interest.

                                UNITED TRANS-WESTERN, INC.
                                  MANAGEMENT DISCUSSION
                                   AS AT JUNE 30, 1999

      During the quarter, the registrant collected all amounts due on the sale of its joint venture interest with Rebound Rubber Corporation. Details of this transaction are described in the notes to the financial statements.

      It is the intention of the registrant to establish shredding and grinding facilities for the purpose of supplying Landstar, Inc. crumb rubber in the quantities and to specifications required for their rubber activation business. Discussions with Landstar are continuing as to the timing and location of their required production. Facilities in those specific areas will be targeted. In the event that an established shredding and grinding facility cannot be acquired in a target area, it is the intention of the Company to set up a new operation. Discussions with potential suppliers of equipment are continuing in case this is the ultimate course of action.

      On June 12, 1999 Mr. Elroy Fimrite resigned as president and director of the Company. Mr. Michael Pinch assumed the position of president as of that date. The vacant directors position was filled by Mr. Glenn Rozen, a Victoria businessman. Mr. Rozen also became Secretary of the Company.

     The registrant had no gross revenue from operations during the quarter. The sale of the joint venture interest provided some funds for working capital and debt repayment. Until an operating cash flow is established, day to day operations will be continued to be funded by related parties.
                                          5


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

                                            6


UNITED TRANS-WESTERN, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

on September 20, 1999

UNITED TRANS-WESTERN, INC.

BY:       Michael C. Pinch
	  -----------------------
          Michael C. Pinch
          President

BY:       Glenn Rozen
	  -----------------------
          Glenn Rozen
          Secretary