Form 10QSB
period 1999-09-30
UNITED TRANS WESTERN INC
filed 1999-10-19
CIK 316600

U.S SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
[x]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
       SECURITY EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
[ ]    TRANSACTION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-9249
UNITED TRANS-WESTERN, INC.
(Exact name of registrant as specified in its charter)
Delaware                                75-1519286
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)
3795 Carey Road,
Suite 600,
Victoria, British Columbia, Canada        V8Z 6T8
(Address of principal executive offices)(Zip Code)
Registrant's telephone number, including area code:  (250) 475-6000
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports). amd (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                 No [ ]
State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:
Class:  Common Stock, $.01 par value
Outstanding at September 30, 1999:  8,859,155 shares
UNITED TRANS-WESTERN , INC.
INDEX

PART I.             FINANCIAL INFORMATION                          PAGE
      Item 1.   Financial Statements

                Consolidated Balance Sheet at September 30, 1999     1

                Consolidated Statement of Operations for the
                Nine Months Ended September 30, 1999 and 1998        2

                Consolidated Statement of Cash Flows for the
                Nine Months Ended September 30, 1999 and 1998        3

                Notes to Consolidated Financial Statements           4

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations        5

PART II.            OTHER INFORMATION

      Items 1 through 6                                              6

SIGNATURES                                                           7

                         UNITED TRANS-WESTERN, INC.
                         CONSOLIDATED BALANCE SHEET
                          AS AT SEPTEMBER 30, 1999
                                 (Unaudited)

                                                            1999
                                                           ------
                                       ASSETS
CURRENT ASSETS
          Cash                                          $         1
INVESTMENTS - Note 1                                      2,125,000
                                                         ----------
                                                          2,125,001
                                                        ===========

              LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES

          Accounts payable and accrued expenses             128,084
          Accruals to related parties                       196,700
          Due to Kentucky Financial Inc. - Note 2            92,495
                                                           --------
                                                            417,279
                                                           ========
SHAREHOLDERS' EQUITY
          Authorized:  50,000,000 commons shares with
                       a par value of $.01

          Issued:  8,859,155 shares                          88,588

          Additional paid-in capital                      1,918,366

          Deficit                                          (299,232)
                                                          ----------
                                                          1,707,722
                                                          ----------
                                                       $  2,125,001
                                                          ==========

                     UNITED TRANS-WESTERNS, INC.
            CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                            (Unaudited)

                                9 MONTHS    9 MONTHS     3 MONTHS    3 MONTHS
                                  1999        1998         1999        1998
                                 -------     --------     --------    -------
REVENUE                          $  -        $   -        $    -      $    -
                                 -------     --------     ---------   -------

OPERATING COSTS AND EXPENSES

- General and administrative     104,805     90,464       27,000      48,823

INCOME (LOSS) FROM OPERATIONS   (104,805)   (90,464)     (27,000)    (48,823)
                                ---------   --------     --------    --------

NON-OPERATING INCOME AND EXPENSE
- Interest                            47         -             -          -
- Sale of joint venture interes (2,225,000)      -             -          -
                                ----------   --------    ---------   --------
                                (2,224,953)      -             -          -
                                ----------   --------    ---------   --------

NET INCOME (LOSS)             $  2,120,148  $(90,464)  $(27,008)    $(48,823)
                                ==========   ========   ========     ========

NET INCOME(LOSS)PER COMMON
SHARE                         $      0.24   $    -       $    -        $   -
                                ==========   ========   ========     ========

WEIGHTED AVERAGE NUMBER OF
COMMONSHARES OUTSTANDING         8,859,155  8,859,155  8,859,155    8,859,155
                                ==========  =========  =========    =========

                          UNITED TRANS-WESTERN, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

                                         9 MONTHS                 9 MONTHS
                                            1999                     1998
                                         --------                 ---------
OPERATING ACTIVITIES

- Net Income (Loss) for the Period   $  2,120,148             $   (90,464)
- Increase (Decrease) in non-cash
             working capital items          4,840                  75,949
                                        ---------                 --------
                                        2,124,988                 (14,515)
                                        ---------                 --------

INVESTING ACTIVITIES

- Investment in Landstar, Inc.         (2,125,000)                     -
                                       -----------                --------

FINANCING ACTIVITIES

- Proceeds from Shareholders                 -                      14,380
                                        ----------                ---------

NET INCREASE (DECREASE) IN CASH               (12)                    (135)

CASH, beginning of period                      13                      245
                                        ----------                 ---------

CASH, end of period                      $      1                $     110


                      UNITED TRANS-WESTERN, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS AT SEPTEMBER 30, 1999

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

NOTE 2.  DUE TO RELATED COMPANY

    Kentucky Financial Inc. is related to a former officer and director of the Company. Kentucky advances funds and makes payments on behalf of the Company from time to time. The balance owing to Kentucky as at September 30, 1999 was $92,495. The balance is due on demand without interest.

                     UNITED TRANS-WESTERN, INC.
                       MANAGEMENT DISCUSSION
                      AS AT SEPTEMBER 30, 1999

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

    The registrant had no gross revenue from operations during the quarter. Until an operating cash flow is established, day to day operations will be continued to be funded by related parties.

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

on October 1, 1999

UNITED TRANS-WESTERN, INC.

BY:       Michael C. Pinch
         ------------------
          Michael C. Pinch
          President


BY:       Glenn Rozen
         -------------
          Glenn Rozen
          Secretary