Form 10-K
period 1999-12-31
UNITED TRANS WESTERN INC
filed 2000-08-23
CIK 316600

FORM 10-KSB

				SECURITY AND EXCHANGE COMMISSION
				   Washington, DC   20549



[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities
	Exhange Act of 1934
		For the fiscal year ended December 31, 1999
				OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 	1934


				Commission File No. 0-9249

				UNITED TRANS-WESTERN, INC.
		(Exact name of registrant as specified in its charter)

	        Delaware			  75-1519286
    (State of other jurisdiction of		(I.R.S. Employer
     incorporation or organization)		 Identification No.)

	  600-3795 Carey Road
	Victoria, British Columbia
		Canada				  	 V8Z 6T8
   (address of principle executive offices)	      (Postal Code)


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

		YES   [ ]			NO   [X]

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is not presently determinable. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters"

The number of shares outstanding of each of the registrant's classes of common stock, as of July 5, 2000 was 8,859,155 shares of common stock.

Transactional Small Business Disclosure Format (check one):

		YES   [X]			NO   [ ]


				PART 1

Item 1. DESCRIPTION OF BUSINESS

Development of Business
-----------------------

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

In March 1998, the Company retained joint venture rights as a joint venture partner with Rebound Rubber Corporation. These were usage rights of the proprietary technology owned by Rebound Rubber Corporation within the United States. Extensive efforts for the funding of a reactivation facility either by debt, equity or a combination of both was not successful. In December 1998, the Company received an offer by LandStar, Inc. to acquire its joint venture interest for $100,000 and 8,500,000 shares of LandStar, Inc. This offer was accepted by the Company and closed in 1999.


BUSINESS ACTIVITY
-----------------

The Company investigated several potential shredding and grinding operations during the year with a view to acquiring the operations. The long term objective is to establish a supply of crumb rubber in the size and quantity required by LandStar, Inc. in their rubber reactivation business. To date no suitable target operations have been identified and there are not contract supply requirements as LandStar has no demand at this time.

  During the year the Company sold its joint venture interest with Rebound Rubber Corp. to Landstar, Inc. for $100,000 cash and 8,500,000 shares. It is the intention of the Company to work closely with LandStar, Inc. to supply raw materials to LandStar in its rreactivation operations.

Item 2.  PROPERTIES

Corporate Headquarters
----------------------

The Company's corporate headquarters are currently located in Victoria, British Columbia, Canada.



Other Properties
----------------

The Company does not own or lease any properties other than the corporate offices described above.



Item 3.  LEGAL PROCEEDINGS

	There are no material or pending or, to the Company's knowledge, threatened lawsuuits against the Company requiring disclosure under this Item 3.

Item 4.	 SUBMISSION OF MATTERS TO A VOTE

	During the fourth quarter of the year ended December 31, 1999, no matters were submitted to a vote of security holders through solicitation of proxies or otherwise.



				PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS

The Company shares are currently traded over the counter on the Canadian Dealer Network (CDN) with the trading symbol UTWI. As at
July 5, 2000, there were approximately 900 record shareholders of the common stock of the Company. The Company has not paid dividends on its common stock and the Board of Directors presently intends to continue the policy of retaining any earnings for use in the Company's operations.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Plan of Operation
-----------------

	It is intended that the sole focus of the Company be the shredding and grinding of used tires for the production and supply of crumb rubber to LandStar, Inc.

Management's Discussion and Analysis
------------------------------------

Results of Operations

The Company had no operating revenues during 1999. Nevertheless, the Company has created and preserved significant equity by accepting the LandStar, Inc. offer. The ownership of 8,500,000 shares makes the Company the largest shareholder of LandStar, Inc. and will benefit from the expected future development of their reactivation plants. In addition, the Company will be able to grow contemperaneously with LandStar, Inc. through the steady supply of raw material.

The Company incurred expenses of $430,904 during the year. This amount includes a loss on equity investment of $295,440 on LandStar, Inc. shares as the Company share of LandStar, Inc. losses incurred during the year. Other expenses were incurred for management services and general and administrative expenses.


Item 7.  FINANCIAL STATEMENTS

Audited financial statements for the year ended December 31, 1999 are attached herewith.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
		AND FINANCIAL DISCLOSURE

For the first year ended December 31, 1999, there were no disagreements between the Company and Hein + Associates LLP on matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein + Associates LLP would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.


				PART III


Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE RREGISTRANT

The following table sets forth certain information as of July 5, 2000 concerning the directors and executive officers of the Company:

	Name			Age		Position
	----			---		--------

 Michael C. Pinch, CA		55	President, Director and CEO

 Scott B. Randolph		47	Vice-President and Director

 Glenn Rozon			57	Secretary and Director


	Each director serves until the next annual meeting of stockholders and until his successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Michael C. Pinch - President and Chief Executive Officer since
June 1999 and director since 	November, 1997.  Mr. Pinch has served
as a director and financial consultant to several private and public companies over the past several years and currently focuses on the management and administration of public companies.

Scott B. Randolph - Director and Vice-President since May, 1997.
Mr. Randolph has been 	project manager for OGCI Management, Inc.
for 25 years and has extensive experience in the oil and gas industry.

Glenn Rozon - Mr. Rozen joined the Company as a director and Secretary in June, 1999. He owns and operates a successful plumbing contracting business in Victoria, British Columbia.

Item 10.  EXECUTIVE COMPENSATION

Management salaries of $77,000 were accrued to the two senior officers of the Company but remain unpaid. Directors fees of $1,000 per month for each month of service was accrued but remained unpaid as at December 31, 1999.

The Company has no formal employment agreement with any of its officers or directors as at December 31, 1999. The Company has no retirement, profit sharing, pension or insurance plans covering them. No officer received any bonus, restricted stock award, options or stock appreciation rights, long-term incentive plan payouts, insurance or other benefits from the Company during the year ended December 31, 1999.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
		AND MANAGEMENT


 The following table sets forth certain information indicating the Common Stock beneficially owned as of July 5, 2000 by each director, by all officers and directors as a group and by each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock:


		    Amount and Nature of	       Percent of
Name		   Beneficial Ownership (1) (2)	         Class
----		   -----------------------------	-----
J.W. Brown		   859,506			 9.70

Glenn Rozon		   100,000		  	 1.13

Michael C. Pinch	    16,000			 0.02



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



Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shina Investments Ltd. is wholly owned by a director of the Company. Shina Investments Ltd. is owed $6,000 as at December 31, 1999 for administrative services provided in a previous year.

A stockholder has advanced $4,653 to the Company which remains unpaid at December 31, 1999.

Kentucky Financial Inc. has advanced $95,600 to the Company.
Mr. Elroy Fimrite is a director of Kentucky Financial Inc. and related to the shareholders of Kentucky Financial Inc. He is also a shareholder and former director of the Company.

Item 13.  EXHIBITIS AND REPORTS ON FORM 8-K

	None



				SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 5th day of July, 2000.


		UNITED TRANS-WESTERN, INC.
		(Registrant)


		By: /s/ Michael C. Pinch
		------------------------
		Michael C. Pinch
		President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name				Capacities		Date
----				----------		----

/s/ Michael C. Pinch		President, Director	5-Jul-00
--------------------		and CEO
Michael C. Pinch


/s/ Glenn Rozon			Secretary, Director	5-Jul-00
--------------------		and CFO
 Glenn Rozon




		INDEPENDENT AUDITOR'S REPORT

The Board of Directors
United Trans-Western, Inc.

We have audited the accompanying consolidated balance sheet of United Trans-Western, Inc. as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Trans-Western, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 1, in January 1994 the Company sold substantially all of its oil and gas properties. Subsequent to the sale, the Company has been without significant assets or business operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans for the Company are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HEIN + ASSOCIATES LLP
Dallas, Texas
April 3, 2000









				 UNITED TRANS-WESTERN, INC.
				CONSOLIDATED BALANCE SHEET
					DECEMBER 31, 1999

					ASSETS
INVESTMENT IN LANDSTAR, INC.				$  207,560
							  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses			$   118,347
Advances from and accrued expenses due to
related parties		     				    329,543
							  ----------
Total current liabilities				    447,890

STOCKHOLDERS' DEFICIT:
Common stock, $.01 par value; 50,000,000
shares authorized,8,858,842 shares issued
and outstanding			     			     88,588

Additional paid-in capital				  2,521,366
Accumulated deficit					 (2,850,284)
							  ----------
Total stockholders' deficit				   (240,330)
							  ----------
Total liabilities and stockholders' deficit		 $  207,560
							  ==========

See accompanying notes to these consolidated financial statements.







					UNITED TRANS-WESTERN, INC.
				CONSOLIDATED STATEMENTS OF OPERATIONS
				YEARS ENDED DECEMBER 31, 1999 AND 1998


					1999			 1998
					----			 ----

REVENUES			     $   -            	     $     -

GENERAL AND ADMINISTRATIVE EXPENSES   135,464		        205,039
				      -------			-------
LOSS FROM OPERATIONS		     (135,464)	               (205,039)

OTHER EXPENSE:
	Loss on equity investment    (295,440)		           -
	Interest expense, net		 -   		            (83)
				     ---------		        --------
	Total other expense	     (295,440)		            (83)
				     ---------		        --------
LOSS FROM CONTINUING OPERATIONS	     (430,904)	               (205,122)

DISCONTINUED OPERATIONS
 -gain on disposal of subsidiary	 -		        104,885
				     ---------			--------

NET LOSS			   $ (430,904)               $ (100,237)
				     =========                 =========
LOSS PER SHARE (Basic and diluted):
	Continuing operations	     $  (.05)               $     (.02)
				     =========                ==========
	Net loss		     $  (.05)               $	  (.01)
				     =========	              ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	    8,858,842	              8,858,842
				    ==========	              ==========


See accompanying notes to these consolidated financial statements.







				UNITED TRANS-WESTERN, INC.
			   CONSOLIDATED STATEMENTS OF CHANGES
				IN STOCKHOLDERS' DEFICIT
					YEARS ENDED
				DECEMBER 31, 1999 AND 1998



		Common	Stock	  Additional
		-------------	   Paid in     Accumulated
		Shares  Amount	   Capital	Deficit	        Total
		------  ------	  ----------	--------	------
BALANCES,
January 1,
 1998	     8,858,842  $88,588   $1,903,986	$(2,319,143)  $(326,569)

Contributed
Capital	         -	   -	      14,380	       -	 14,380

Net loss	 -         - 	         - 	   (100,237)   (100,237)
	     ---------  --------  -----------    -----------   ----------

BALANCES,    8,858,842	 85,588	   1,918,366	 (2,419,380)   (412,426)
December 31,
 1998

Receipt of cash
and stock of
LandStar, Inc.
for transfer
of technology
rights	         -	   -	     387,000	       -	387,000

Effect of equity
transactions of
non-consolidated
subsidiary	 -	   -	     216,000	       -        216,000

Net loss	 -	   -	        -	  (430,904)    (430,904)
	     ---------  ---------   ---------    -----------   ---------

BALANCES,    8,858,842	$88,588	  $2,521,366   $(2,850,284)   $(240,330)
December 31, =========  =========  ==========  ============    =========
1999



See accompanying notes to these consolidated financial statements.






			UNITED TRANS-WESTERN, INC.
		  CONSOLIDATED STATEMENTS OF CASH FLOWS
		  YEARS ENDED December 31, 1999 and 1998

						1999	     1998
						----	     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss				  $ (430,904)	  $ (100,237)
Adjustments to reconcile net
loss to net cash used in operating
activities:
      Loss on equity investment		     295,440	        -
      Gain on disposal of subsidiary		-	    (104,885)
      Change in other current assets		-	      75,000
      Change in accounts payable
	and accrued expenses		     (17,912)	     113,195
					    ---------	     --------
      Net cash used in operating
	activities	                    (153,363)	     (16,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (repayments) of advances from
 related parties	  		      53,363	      (3,985)
 Proceeds from transfer of joint
 venture rights	 			     100,000		 -
 Capital contributions, including
 collection of receivable			-	      20,680
					    ----------       ---------
            Net cash provided by
		financing activities	     153,363	      16,695

NET DECREASE IN CASH	       			 (13)	        (232)

CASH AT BEGINNING OF YEAR	      		  13	    	 245
					    ----------       ----------

CASH AT END OF YEAR			      $   -	     $    13
					    ==========       ==========

NON-CASH TRANSACTIONS:
 Increase in value of investment
in LandStar, Inc. resulting from
sales of common stock at amounts
in excess of the Company's basis	  $   216,000	     $    -

 Stock of LandStar, Inc. received
from transfer of joint venture rights	  $   287,000	     $    -


See accompanying notes to these consolidated financial statements.






				UNITED TRANS-WESTERN, INC.

			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	Nature of Operations and Basis of Presentation

	United Trans-Western, Inc. ("UTW" or "the Company") emerged from bankruptcy on August 29, 1986. The Company is incorporated in Delaware and until January 1994 was engaged in oil and gas producing activities. In January 1994, the Company sold all of its oil and gas properties and paid most of its liabilities. In January 1997, an 80% owned subsidiary UTW-China, was created to purchase and develop properties owned by the government of the People's Republic of China. The Company did not proceed beyond the initial phase of this project and sold its rights in 1998 to rework certain oil fields in China. Rebound Rubber Corporation ("RRC") was a wholly owned subsidiary of the Company during 1997. RRC has acquired technology from the Guangzhou Research Institute for Utilization of Reclaimed Resources (Guangzhou Institute) for the recycling and reactivation of used rubber. The Guangzhou Institute is located in the People's Republic of China and is registered there as a research development unit for developing waste material recycling methods. During 1998, the Company returned its ownership interest in RRC to the party from which it had been acquired and retained certain rights to the technology. During 1999, the Company sold its rights to the technology to LandStar, Inc. in exchange for $100,000 and 8,500,000 shares of LandStar, Inc. stock.

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary until its disposal in 1998. All significant inter-company accounts and transactions are eliminated in consolidation.

Long-Lived Assets
In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

Equity Investment
At December 31, 1999, UTW owned approximately 22.8% of the issued and outstanding shares of LandStar, Inc. The Company accounts for the investment in LandStar, using the equity method of accounting and records its share of LandStar's income or losses in the statement of operations and as an adjustment to the carrying value of the investment. UTW's investment in LandStar was recorded at the book value of LandStar due to common control of the two entities.

Statements of Cash Flows
For purposes of the statement of cash flows, the Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash equivalents.






			UNITED TRANS-WESTERN, INC.

		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Common Share
Basic earnings or loss per share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, of which there are none, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. AS discussed above, in January 1994 the Company sold substantially all of its oil and gas properties. Subsequent to the sale, the Company has been without significant assets or business operations, which raises substantial doubt about its ability to continue as a going concern. Management intends to attempt to acquire businesses or assets by issuing Company stock or by arranging financing with third parties in order to return the Company to the status of an operating business concern. As described in Note 1, the Company sold its joint venture rights to the technology during 1999. Funding received by the Company in 1999 and 1998 has been provided primarily by a related party.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

3.	Investment in LandStar

As described in Note 1, the Company has an investment in LandStar, which was acquired in March 1999. LandStar is involved in the development of certain technology rights for the recycling of rubber. The summarized financial information for LandStar is as follows:

					As of
					December 31, 1999
					------------------
	Total assets	   		 $  1,475,327
					==================
	Total liabilities		 $    563,129
					==================
	Total stockholders' equity	 $    912,198
					==================


					     Year Ended
					December 31, 1999
					------------------
	Total revenues			 $      -
					==================
	Net loss			 $  (1,474,531)
					==================


As discussed in Note 1, UTW has recognized a loss on equity investments for its share of LandStar losses during 1999, which amounted to $295,440.

The quoted market value of the Company's investment in LandStar stock at December 31, 1999 was approximately $4,000,000. However, since there is not a significant market for the stock, management believes the actual value may be substantially different than the quoted value.





			UNITED TRANS-WESTERN, INC.

		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.	Interest in UTW-China

The Company had an interest in rights to rework certain oil fields in China through a subsidiary as described in Note 1. The Company sold its interest in the subsidiary in 1998 and recorded a gain on discontinued operations of $104,885.

5.	Related Party Transactions

Related parties (directors and stockholders) made advances in 1999 and 1998 to the Company for operating expenses and are due to certain amounts for directors fees and management fees. The total due to related parties at December 31, 1999 was $329,543. These advances are non-interest bearing and contain no specific repayment terms.

6.	Common Stock

	In 1997, certain stockholders of the Company sold shares of the Company for which rules of the Securities and Exchange Commission deemed there to be profits totaling approximately $21,000 which were required to be contributed to the Company. Of this amount, $14,380 was reflected as a capital contribution in 1998.

7.	Income Taxes

	The components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 were as follows:

					   December 31
					------------------
					1999	      1998
					----	      ----

Deferred tax asset - net operating
loss carry forward		     $    -      $  225,000
Less valuation allowance	     $    -        (225,000)
				     ---------	 ------------
Net deferred tax		     $    -      $    -
				     =========	 ============

