Form 10-Q
period 2000-03-31
UNITED TRANS WESTERN INC
filed 2000-08-23
CIK 316600

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange l Act during the preceding 12 months (or for such shorter period that the registrant was required to file suchT reports). amd (2) has been subject to such filing requirements for the past 90 days.

Yes [x]					  No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

Class:  Common Stock, $.01 par value
Outstanding at March 31, 2000:  8,859,155 shares

UNITED TRANS-WESTERN , INC.

INDEX

PART I.	  FINANCIAL INFORMATION			  	      PAGE

Item 1.	  Financial Statements,

	  Consolidated Balance Sheet at March 31, 2000		1

	  Consolidated Statements of Operations for the,
	  Three Months Ended March 31, 2000 and 1999		2

	  Consolidated Statements of Cash Flows for the
	  Three Months Ended March 31, 2000 and 1999		3


	  Notes to Consolidated Financial Statements		4


Item 2.	  Management's Discussion and Analysis of
	  Financial Condition and Results of Operations		5


PART II.  OTHER INFORMATION

Items 1 through 6						6

SIGNATURES							7


				UNITED TRANS-WESTERN, INC.
			        CONSOLIDATED BALANCE SHEET
				   AS AT MARCH 31, 2000
				       (Unaudited)

					ASSETS
							2000
							----

CURRENT ASSET

  Cash						$         46
						------------


INVESTMENTS					     109,560
						------------

						$    109,606
						============


			 LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses		 $    107,045
Accruals to related parties			      274,850
Due to Kentucky Financial Inc. - Note 2		      101,130
						  ------------
						      483,025
						  ------------

SHAREHOLDERS' EQUITY

Authorized:  50,000,000 commons shares with a par value of $.01

Issued:  8,859,155 shares 				88,588

Additional paid-in capital			     2,521,366

Deficit						    (2,983,373)
						  -------------
						      (373,419)
						  -------------
						  $    109,606
						  =============

					1





			 UNITED TRANS-WESTERNS, INC.
		CONSOLIDATED STATEMENTS OF OPERATIONS
	      FOR THE THREE MONTHS ENDED MARCH 31, 2000
				(Unaudited)


	  				3 MONTHS	3 MONTHS
					  2000		  1999
					  ----		  ----

REVENUE				       $    -          $    -
					---------	---------

OPERATING COSTS AND EXPENSES

  General and administrative		 35,089  	  39,158
					---------	----------
LOSS FROM OPERATIONS		        (35,089)         (39,158)
					---------	----------
OTHER INCOME AND EXPENSE
  Loss on equity investment		(98,000)	    -
  Interest				   -                  15
  Sale of joint venture
    interest - Note 1	    		   -                -
					---------      -----------
					(98,000)              15
					---------      -----------
NET LOSS	        	      $(133,089)      $  (39,173)
				       ==========      ===========

NET INCOME (LOSS) PER COMMON SHARE    $   (0.02)      $      - *
				       ==========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		      8,859,155	       8,859,155
				     ==========       ===========

			* Less than $(0.01) per share


					2


			UNITED TRANS-WESTERN, INC.
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
		FOR THE THREE MONTHS ENDED MARCH 31, 2000
				(Unaudited)

					3 MONTHS	   3 MONTHS
					  2000		     1999
				        --------	   --------

OPERATING ACTIVITIES

  Net Loss for the Period	        $(133,089)	  $ (39,173)
  Increase (Decrease) in non-cash
   working capital items
   - Loss on equity investment		  (98,000)		-
   - Increase in accounts payable	   35,135	     39,277
					 ---------	  ------------
					       46	  	104
					 ---------	  ------------

INVESTING FINANCING ACTIVITIES		       -                  -

NET INCREASE IN CASH		               46	        104

CASH, beginning of period		       -                 13
					---------	-------------
CASH, end of period			 $     46	$       117
					=========	=============




					3

			UNITED TRANS-WESTERN, INC
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			AS AT MARCH 31, 2000


NOTE 1.  UNAUDITED INFORMATION

  The consolidated balance sheet as of March 31, 2000 and the consolidated statements of operations for the three month periods ended March 31, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of March 31, 2000 and the results of operations for the three months ended
March 31, 2000 and 1999.

  Certain information and notes included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for and entire year.
These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements for the year ended
December 31, 1999.


NOTE 2.  DUE TO RELATED PARTIES

  Kentucky Financial Inc. is related to a former officer and director of the Company. Kentucky advances funds and makes payments on behalf of the Company from time to time. The balance owing to Kentucky as at March 31, 2000 was $101,130. The balance is due on demand without interest. Other amounts due related parties, which total $274,850 at March 31, 2000, are for advances for operating expenses and management fees from directors and stockholders. These amounts are due on demand without interest.



					4


			UNITED TRANS-WESTERN, INC.
			  MANAGEMENT DISCUSSION
			   AS AT MARCH 31, 2000

It is the intention of the registrant to establish shredding and grinding facilities for the purpose of supplying LandStar, Inc. crumb rubber in the quantities and to specifications required for their rubber activation business. During the quarter, the registrant continued to interact with the management of LandStar, Inc. for the purpose of advancing this proposed activity. No operations have been established to date.

The registrant had no gross revenue from operations during the quarter. Limited funding has been provided by directors and officers to meet the needs of day to day operations.

The registrant owns 8,500,000 sharesof LandStar, Inc. which represents approximately 23% of the issued and outstanding shares. Operating losses of LandStar, Inc. in the first quarter have resulted in a loss on this equity investment of $98,000.





					5


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


on August 7, 2000

UNITED TRANS-WESTERN, INC.




BY: 	/s/ Michael Pinch
	-------------------------
	Michael Pinch
	President



BY:	/s/ Glenn Rozon
	-------------------------
	Glenn Rozon
	Secretary





					7